Form 10QSB
period 1996-03-31
MIDLAND RESOURCES INC /TX/
filed 1996-05-15
CIK 868424

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                         Commission file number 0-18836

                            MIDLAND RESOURCES, INC.
       (Exact name of small business issuer as specified in its charter)

            Texas                                             75-2286814
(State or other jurisdiction                                 (IRS Employer
      of incorporation)                                 Identification Number)


         16701 Greenspoint Park Drive, Suite 200, Houston, Texas 77060
                    (Address of principal executive offices)

                                 (713) 873-4828
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES    X    NO
              ---       ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common Stock, $.001 par value: 4,386,231 shares outstanding at March 31, 1996

                               Table of Contents

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION
- - ------------------------------

        Consolidated Balance Sheets as of March 31, 1996 (Unaudited)
        and December 31, 1995                                                 3

        Unaudited Consolidated Statements of Operations for the three
        month periods ended March 31, 1996 and March 31, 1995                 5

        Unaudited Consolidated Statements of Cash Flows for the three
        month periods ended March 31, 1996 and March 31, 1995                 6

        Notes to Unaudited Financial Statements                               7

        Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                              8


PART II.  OTHER INFORMATION
- - ---------------------------

        Notes Concerning Other Information                                   11


SIGNATURES                                                                   12
- - ----------

PART I - FINANCIAL INFORMATION

                            MIDLAND RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                       March 31,                December 31,
                                                                         1996                      1995
                                                                  -----------------        ------------------
                                                                       Unaudited
ASSETS
- - ------

Current assets:
     Cash                                                         $          58,511        $          514,610
     Accounts receivable:
          Oil and gas sales, net of allowance of $29,674                    747,779                   545,910
          Related parties                                                   179,735                    97,681
          Other                                                             145,247                   178,804
     Marketable equitable securities held for sale                          297,383                     -
     Property held for sale                                                 255,073                   255,073
     Other current assets                                                    77,188                   106,865
     Deferred tax asset                                                     339,509                   339,509
                                                                  -----------------        ------------------


          Total current assets                                            2,100,425                 2,038,452

Property and equipment, at cost, partially pledged:
     Oil and gas properties and equipment,
          using successful efforts method                                21,955,298                21,505,685
     Transportation equipment                                               255,140                   264,565
     Computer equipment and software                                        218,726                   214,809
     Office furniture and equipment                                          90,465                    90,465
     Land, building and leasehold improvements                              101,983                   100,612
     Less accumulated depreciation, depletion
          and amortization                                              (12,032,391)              (11,816,754)
                                                                  -----------------        ------------------


          Property and equipment, net                                    10,589,221                10,359,382

Other assets:
     Deferred tax asset                                                     264,137                   262,554
     Goodwill, net of amortization                                          767,289                   773,961
     Contracts and leases, net of amortization                              276,468                   287,690
     Note receivable                                                        328,451                   331,857
     Other                                                                   41,330                    69,456
                                                                  -----------------        ------------------


     Total assets                                                 $      14,367,321        $       14,123,352
                                                                  =================        ==================





                   THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                            MIDLAND RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                      March 31,                December 31,
                                                                        1996                       1995
                                                                  -----------------        ------------------
                                                                        Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current liabilities:
     Note payable to bank                                         $          70,000        $            -
     Current portion of long-term debt                                    1,220,128                 1,224,401
     Accounts payable and accrued expenses:
          Trade                                                             873,672                   726,302
          Related parties                                                    13,128                     -
                                                                  -----------------        ------------------


Total current liabilities                                                 2,176,928                 1,950,703

Long-term debt, net of discount                                           4,551,072                 4,524,617

Stockholders' equity:
     Preferred stock, par value $0.01 per share; 20,000,000
          shares authorized; none issued                                      -                         -
     Common stock, par value $0.001 per share; 80,000,000
          shares authorized; 4,393,531 shares issued                          4,394                     4,394
     Additional paid in capital                                           7,869,026                 7,859,794
     Treasury stock, at cost (7,300 shares)                                 (15,053)                  (15,053)
     Note receivable from officer/director                                 (453,641)                 (453,641)
     Retained earnings                                                      249,461                   252,538
     Unrealized loss on marketable equity securities                        (14,866)                    -
                                                                  -----------------        ------------------

Total stockholders' equity                                                7,639,321                 7,648,032
                                                                  -----------------        ------------------

Total liabilities and equity                                      $      14,367,321        $       14,123,352
                                                                  =================        ==================





                   THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                            MIDLAND RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three months ended March 31,
                                                                 ------------------------------------------
                                                                       1996                      1995
                                                                 ----------------           ---------------
                                                                     Unaudited                 Unaudited
Operating revenue:
     Oil and gas sales                                           $      1,493,141           $     1,319,907
     Management fees                                                       15,000                    25,500
     Property operator fees                                                22,098                    18,638
     Other                                                                  1,153                    16,967
                                                                 ----------------           ---------------

          Total operating revenue                                       1,531,392                 1,381,012

Operating costs and expenses:
     Oil and gas production                                               681,785                   608,520
     Exploration costs                                                    176,656                     -
     Abandonment loss                                                       -                         1,267
     Depreciation, depletion and amortization                             234,102                   299,206
     General and administrative                                           305,846                   304,183
                                                                 ----------------           ---------------

          Total operating costs and expenses                            1,398,389                 1,213,176
                                                                 ----------------           ---------------

                                                                          133,003                   167,836
Other income and (expenses):
     Loss on sale of property and equipment                                (1,889)                    -
     Interest  and other income                                            16,434                     4,574
     Interest expense                                                    (152,207)                 (146,699)
                                                                 ----------------           ---------------

          Total other income and expenses                                (137,662)                 (142,125)
                                                                 ----------------           ---------------

Income (loss) before income taxes                                          (4,659)                   25,711

Deferred federal income tax expense (benefit)                              (1,582)                    8,645
                                                                 ----------------           ---------------

Net income (loss)                                                $         (3,077)          $        17,066
                                                                 ================           ===============


Net income (loss) per common share                               $         (0.001)          $         0.005
                                                                 ----------------           ---------------

Average shares outstanding                                              4,386,231                 3,362,222
                                                                 ================           ===============





                   THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended March 31,
                                                                 ------------------------------------------
                                                                       1996                      1995
                                                                 ----------------           ---------------
                                                                     Unaudited                 Unaudited
Cash flows from operating activities:
     Net income (loss)                                           $         (3,077)          $        17,066
     Deferred federal income tax expense (benefit)                         (1,582)                    8,645
     Depreciation, depletion and amortization                             234,102                   299,206
     Loss on sale of property and equipment                                 1,889                       203
     (Increase) decrease in accrued oil and gas sales                    (201,869)                   87,985
     Increase in receivable from related parties                          (82,054)                   (4,427)
     Increase in due to related parties                                    13,128                     5,279
     Increase in accounts payable relating
          to operations                                                   147,370                    83,889
     (Increase) decrease in other current assets                           63,234                      (973)
     Decrease in note receivable                                            3,406                     -
     Other                                                                 53,779                    46,369
                                                                 ----------------           ---------------


     Net cash provided by operating activities                            228,326                   543,242

Cash flows from investing activities:
     Sales of property and equipment                                        1,000                       250
     Additions to property and equipment                                 (466,831)                 (232,408)
     Investment in marketable equity securities                          (312,249)                    -
                                                                 ----------------           ---------------


     Net cash used in investing activities                               (778,080)                 (232,158)

Cash flows from financing activities:
     Exercise of warrants                                                   9,232                     -
     Short-term borrowing from bank                                        70,000                    (5,000)
     Long-term borrowing                                                  600,000                     -
     Principal payments on long-term debt                                (585,577)                 (515,854)
                                                                 ----------------           ---------------


     Net cash provided by financing activities                             93,655                  (520,854)
                                                                 ----------------           ---------------


Net increase (decrease) in cash                                          (456,099)                 (209,770)
Cash, beginning of the period                                             514,610                   326,955
                                                                 ----------------           ---------------


Cash, end of period                                              $         58,511           $       117,185
                                                                 ================           ===============





                   THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                            MIDLAND RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note A.   Organization and Significant Accounting Policies

     Organization and Basis of Presentation

     In July 1990, the Company acquired the interests of the seven Morgan Energy Oil and Gas Income Programs ("Partnerships") pursuant to the Partnerships' Consolidated Plan of Reorganization. This transaction was accounted for under a method similar to the pooling of interest method.

     On December 31, 1993, the Company acquired Midland Resources Operating Company, Inc. (formerly Miresco, Inc.). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Upon consolidation, all intercompany accounts, transactions and profits are eliminated.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of March 31, 1996, the results of operations for the three month periods ended March 31, 1996 and 1995 and cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Financial Statements" in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

                            MIDLAND RESOURCES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Capital Resources and Liquidity.

     Midland Resources, Inc., a Texas corporation, is an independent oil and gas company engaged primarily in the acquisition, operation, production, exploration and development of domestic oil and natural gas. The Company's initial capitalization was through the acquisition of the interests of seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,264,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period November 1990 to November 2002. Outstanding warrants may be redeemed by the Company, at its option, if the average market price (as determined in the Warrant Agreement) of common stock exceeds the warrant exercise price by 50 percent for a period of 90 consecutive calendar days. On October 6, 1995, this requirement was met for the $2.50 warrant and the Company called the $2.50 warrants. As of March 31, 1996, none of the $4.00 warrants had been exercised.

     On December 31, 1993, the Company acquired all of the issued and outstanding common stock of Midland Resources Operating Company, Inc. ("MRO"), an affiliate, through an agreement of acquisition under which the Company issued 1,110,000 shares of common stock to Deas H. Warley III and Sal J.
Pagano, the former shareholders of MRO.   The acquisition of MRO creates the
opportunity for the Company to expand its revenue base through property operations.

     The Company emphasizes the application of advanced technology to explore for, develop and produce natural gas and oil. The Company's historical growth has been primarily through the acquisition and subsequent development of oil and gas properties. In 1995, the Company added three dimensional ("3D") seismic exploration activities. The Company also emphasizes reducing operating costs per equivalent barrel and selling marginal properties to increase its profit margins.

     The Company has the capability to conduct 3D numerical simulation for petroleum reservoir evaluation, analysis, management and optimization. This capacity should prove valuable in the economic assessment, reservoir management, and future development of secondary recovery projects. In early 1995, the Company began a joint project with the federal government's Los Alamos National Laboratory to develop computerized 3D reservoir modeling and simulation of the Company operated Cope Waterflood Unit. The simulation model, currently under active development, will be utilized to improve reservoir management and enhance oil production by locating bypassed oil, determining new infill drilling locations and designing optimum waterflood injection patterns for increased oil recovery. Management believes the Company is one of the few its size to possess this capability.

     The Company acquired a 100 percent working interest with an 87.5 percent net revenue interest in certain oil and gas properties in Ward County, Texas from Conoco, Inc. on October 15, 1993 effective September 1, 1993. The purchase price of $925,000 was adjusted for revenues and expenses from September 1, 1993 through the closing date of October 15, 1993. Effective January 1, 1994, the Company sold a 10 percent working interest in the Conoco acquisition discussed above to Summit Petroleum Corporation, an affiliate, for $85,696 which was 10 percent of $856,960, the Company's cost adjusted for revenues and expenses through December 31, 1993. The successful drilling of three additional Cherry Canyon wells during the fourth quarter of 1995 at a cost to the Company of approximately $924,000, brings the total number of wells operated by the Company in this field to ten. The three new wells were completed with combined initial producing rates of 255 barrels of oil per day ("BOPD") and 540 thousand cubic feet of gas per day ("MCFD"). The Company expects combined average production rates of approximately 100 BOPD and 265 MCFD, subject to normal declines.

     Effective August 1, 1994, the Company acquired working interests in oil and gas properties in Coke and Howard Counties, Texas, from Ricky W. Patterson,
E. W. Patterson and James A. Walton for the purchase price of $1,950,000 which was adjusted for revenues and expenses from August 1, 1994 through the closing date of August 15, 1994. The Company transferred ten percent of its interest in these properties to Summit Petroleum Corporation ("Summit"), an affiliate, for ten percent of the purchase price adjusted for revenues and expenses and ten percent of the transaction costs.

     The Company operated Jameson (Strawn) Field is located in the southwest end of the Jameson feature in Coke and Sterling Counties approximately 80 miles east of Midland, Texas. At the time the Company acquired the Jameson properties, there were 21 gross wells which were shut-in for various reasons by the former operator. Over a three year period the Company has returned 15 of these wells to production and converted nearly 40 percent of the 54 currently producing wells to a less expensive plunger lift method of artificial lift. The Jameson properties also provide opportunities for reentries, infill drilling, and field extension development drilling. In April, 1996 the Company completed a field extension development well at a cost of approximately $319,000 and additional wells are contemplated for the future. The new well was completed with initial producing rates of 36 BOPD and 118 MCFD. The Company expects average production rates of approximately 30 BOPD and 100 MCFD, subject to normal declines.

     In May, 1995, the Company acquired a 50 percent working interest and operations in three state tracts in Redfish Bay field, Nueces County, Texas.
At the time of the acquisition there was marginal production from these tracts. Under the acquisition agreement, the Company is required to expend certain funds in the development of these tracts. The Company's performance is secured by an $850,000 letter of credit issued by its bank in favor of the seller. The Company began a rework program immediately and established a gas well at a cost of the Company of approximately $41,000, which produced at initial rates of 1,550 MCFD of gas and 16 barrels of condensate per day. After six months of production, the zone was depleted, and, in the first quarter of 1996, the Company recompleted this wellbore to another zone at a cost to the Company of approximately $53,000 with initial rates of 240 BOPD and 100 MCFD and expected average production rates of approximately 150 BOPD and 60 MCFD, subject to normal declines. Remaining development obligations under this agreement were approximately $365,000 as of March 31, 1996. The Company's present credit facility is expected to provide the funds needed.

     A replacement well was drilled in the Company owned and operated Ackerly
(Dean) Field in Dawson County, Texas, at a cost to the Company of approximately $402,000. This new flowing well, which was upstructure from an advancing adjacent waterflood operated by a major oil company has initial producing rates of 152 BOPD and 106 MCFD. The Company expects average production rates of approximately 98 BOPD and 100 MCFD, subject to normal declines.

     In 1995, the Company acquired three 3D seismic exploration projects in the Permian Basin Northwestern Shelf located in Terry and Hockley Counties, Texas. The Company has a 50 percent working interest in two of the projects and a 25 percent working interest in one. Summit will participate with the Company for a 5 percent working interest in all three projects. MRO will operate the projects. On May 8, 1996, the first of at least six exploration wells to be drilled was spudded. The cost to the Company as of March 31, 1996 was approximately $593,000, and the Company is committed to additional capital costs of approximately $700,000 over the next nine months. The Company's present credit facility is expected to provide the funds needed.

     The Company's financing was obtained from First Union National Bank of North Carolina ("First Union") under a $20,000,000 credit facility. Effective June 1, 1995, this note was amended to provide 25 percent of the borrowing base as working capital and to lower the interest rate from prime rate plus 1.5 percent to prime rate plus .75 percent. In exchange the bank received 150,000 warrants to purchase common stock at $4.00 per share. Amounts outstanding under this loan agreement bear interest of nine percent at March 31, 1996 (prime rate plus .75 percent). Interest is payable monthly as it accrues. Principal on this note is paid in monthly payments of $100,000 with the final maturity in October, 1997. The principal balance outstanding on this loan was $5,680,000 at March 31, 1996. This note is secured by the majority of the Company's oil and gas properties. Cash flow from operations will be used to retire this debt.

     In the first three months of 1996, cash flow from operations was $228,326, as compared to $543,242 for the same period of 1995. The increase in accrued oil and gas sales accounts for the majority of this difference. The net loss was $4,659 in 1996 and net income was $25,711 in 1995. Included in net income is depletion, depreciation and amortization of $234,102 and $299,206 for 1996 and 1995, respectively. In 1996, the net loss also included exploration costs of $176,656 of which there were none in 1995.

     The Company's investing activities used cash flow of $778,080 in 1996 as compared to $232,158 in 1995. The Company's investing activities in 1996 were primarily related to the drilling, completion and recompletion of development wells and open market purchases of readily marketable equity securities of approximately $312,000. The Company has initiated activities to pursue potential acquisitions of other oil and gas related companies and in connection with such activities may acquire securities of such companies and engage advisors for that purpose.

     Net cash provided by financing activities was $93,655 in 1996 as compared to cash used of $520,854 in 1995, an increase of $614,509, primarily a result of increased borrowings.

     As of December 31, 1995, the Company had working capital of approximately $88,000. As March 31, 1996, the Company had current assets of $2,100,425 and current liabilities of $2,176,928 which resulted in negative working capital of approximately $77,000. The Company believes cash flow from operations will be sufficient to fund its existing operating needs. In addition, the Company has under its present credit facility the ability to fund its capital needs.

     As of March 31, 1996, the Company had total assets of approximately $14,367,000 with approximately $2,177,000 in current liabilities and long-term debt of approximately $4,551,000. This compares to December 31, 1995 when the Company had total assets of approximately $14,123,000 with approximately $1,951,000 in current liabilities and long-term debt of approximately $4,525,000. Current assets were approximately 15 and 14 percent of total assets at March 31, 1996 and December 31, 1995, respectively.

     The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of January 1, 1996, the posted price was $18.00 per barrel for West Texas Intermediate crude. As of April 1, 1996, the posted price was $20.75 per bbl. These fluctuations have a significant impact on the Company's financial condition and liquidity. However, management believes it can maintain adequate liquidity for future needs.

Results of Operations - Three Months Ended March 31, 1996 and 1995

     Net income decreased from $17,066 for the three months ended March 31, 1995 to a net loss of $3,077 for the same period in 1996, a decrease of $20,143. Included in net income for 1996 was exploration costs of $176,656 for which there was no similar item in 1995. Individual categories of income and expense are discussed below.

     Oil and gas sales increased from $1,319,907 in the first quarter of 1995 to $1,493,141 in the same period of 1996. This increase of $173,234 or 13 percent resulted from increased oil and gas prices and oil production offset in part by decreased gas production. Oil and gas sales included a $4,709 gain in
1995 and a $25,860 loss in 1996 from gas swap contracts.   Oil and gas
production quantities were 44,136 bbls and 305,767 mcf in 1995 and 52,876 bbls and 250,233 mcf in 1996, an increase of 8,740 bbls or 19 percent and a decrease of 55,534 mcf or 18 percent. Average gas prices increased from $1.81 per mcf in 1995 to $2.16 per mcf in 1996, while average oil prices increased from $17.26 per bbl in 1995 to $18.49 per bbl in 1996.

     Production costs increased from $608,520 in the first quarter of 1995 to $681,785 for the same period of 1996, an increase of $73,265 or 12 percent. This increase was primarily attributable to major repairs, including bottom hole pump repairs.

     General and administrative expenses (G&A) remained relatively constant between 1995 and 1996.

     Depreciation, depletion and amortization ("DD&A") based on production and other methods decreased from $299,206 in the first quarter of 1995 to $234,102 in the same period of 1996, a decrease of $65,104 or 22 percent, due primarily to increased reserve quantities.

     Interest expense increased from $146,699 for the first quarter of 1995 to $152,207 for the same period of 1996, an increase of $5,508.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings

          None.

Item 2.   Changes in securities

          None.

Item 3.   Defaults upon senior securities

          None.

Item 4.   Submission of matters to a vote of security holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and reports on Form 8-K

          a.   Exhibits: 27 Art. 5 FDS for 1st QTR 10-QSB

          b.   Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                               MIDLAND RESOURCES, INC.
                               (Registrant)





Date: May 15, 1996             By: /s/  Deas H. Warley III
                               -------------------------------------
                                   Deas H. Warley III, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date Indicated:



Dated: May 15, 1996            By: /s/ Darrell M. Dillard
                               -------------------------------------
                                   Darrell M. Dillard, Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                           Description
- - -------                          -----------

27                               Article 5 Financial Data Schedule
                                 for first quarter 10-QSB