Form 10QSB
period 1996-06-30
MIDLAND RESOURCES INC /TX/
filed 1996-08-14
CIK 868424

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

  Common Stock, $.001 par value: 4,397,031 shares outstanding at June 30, 1996

                             MIDLAND RESOURCES, INC.

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
         and December 31, 1995                                                                                  3

         Unaudited Consolidated Statements of Operations for the three and six
         month periods ended June 30, 1996 and June 30, 1995                                                    5

         Unaudited Consolidated Statements of Cash Flows for the three and six
         month periods ended June 30, 1996 and June 30, 1995                                                    7

         Note to Unaudited Financial Statements                                                                 9

         Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                                                              10

PART II.  OTHER INFORMATION

         Notes Concerning Other Information                                                                    15

SIGNATURES                                                                                                     16

PART I - FINANCIAL INFORMATION

                             MIDLAND RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,          December 31,
                                                                    1996                1995
                                                                ------------        ------------
                                                                 Unaudited
ASSETS

Current assets:
      Cash                                                      $     44,738        $    514,610
      Accounts receivable:
           Oil and gas sales, net of allowance of $29,674            641,096             545,910
           Related parties                                            64,321              97,681
           Other                                                     216,139             178,804
      Marketable equitable securities held for sale                  334,610                --
      Property held for sale                                         255,073             255,073
      Other current assets                                            91,905             106,865
      Deferred tax asset                                             339,509             339,509
                                                                ------------        ------------

           Total current assets                                    1,987,391           2,038,452
                                                                ------------        ------------
Property and equipment, at cost, partially pledged:
      Oil and gas properties and equipment,
           using successful efforts method                        22,900,465          21,505,685
      Transportation equipment                                       270,215             264,565
      Computer equipment and software                                229,155             214,809
      Office furniture and equipment                                  92,153              90,465
      Land, building and leasehold improvements                      101,983             100,612
      Less accumulated depreciation, depletion
           and amortization                                      (11,856,157)        (11,816,754)
                                                                ------------        ------------

           Property and equipment, net                            11,737,814          10,359,382
                                                                ------------        ------------
Other assets:
      Deferred tax asset                                             299,526             262,554
      Goodwill, net of amortization                                  760,617             773,961
      Contracts and leases, net of amortization                      265,246             287,690
      Note receivable                                                324,961             331,857
      Other                                                          149,633              69,456


Total assets                                                    $ 15,525,188        $ 14,123,352
                                                                ============        ============


                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                             MIDLAND RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,          December 31,
                                                                      1996                1995
                                                                   ------------        ------------
                                                                    Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                            $     16,176        $  1,224,401
      Accounts payable and accrued expenses:
           Trade                                                      1,003,100             726,302
           Related parties                                               10,634                --
                                                                   ------------        ------------
           Total current liabilities                                  1,029,910           1,950,703
                                                                   ------------        ------------

Long-term debt, net of discount                                       6,875,051           4,524,617
                                                                   ------------        ------------
Stockholders' equity:
      Preferred stock, par value $0.01 per share; 20,000,000
           shares authorized; none issued                                  --                  --
      Common stock, par value $0.001 per share;
           80,000,000 shares authorized; 4,393,531 and
           4,397,031 shares issued at December 31, 1995
           and June 30, 1996, respectively                                4,397               4,394
      Additional paid in capital                                      7,888,704           7,859,794
      Treasury stock, at cost, 7,300 shares at
           December 31, 1995                                               --               (15,053)
      Note receivable from officer/director                            (453,641)           (453,641)
      Retained earnings                                                 180,767             252,538
                                                                   ------------        ------------

           Total stockholders' equity                                 7,620,227           7,648,032
                                                                   ------------        ------------


Total liabilities and stockholders' equity                         $ 15,525,188        $ 14,123,352
                                                                   ============        ============


                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                             MIDLAND RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended June 30,
                                                     ------------------------------
                                                        1996                1995
                                                     -----------        -----------
                                                      Unaudited          Unaudited
 Operating revenue:
      Oil and gas sales                              $ 1,612,185        $ 1,285,341
      Management fees                                     15,000             25,500
      Property operator fees                              21,491             21,177
      Other                                                1,477             10,902
                                                     -----------        -----------

           Total operating revenue                     1,650,153          1,342,920
                                                     -----------        -----------
Operating costs and expenses:
      Oil and gas production                             740,504            695,041
      Exploration costs                                  342,122               --
      Abandonment loss                                      --                3,199
      Depreciation, depletion and amortization           239,059            296,869
      General and administrative                         320,982            274,539
                                                     -----------        -----------

           Total operating costs and expenses          1,642,667          1,269,648
                                                     -----------        -----------

                                                           7,486             73,272
Other income and (expenses):
      Gain on sale of property                            32,566               --
      Interest and other income                           16,240              4,611
      Interest expense                                  (160,375)          (146,773)
                                                     -----------        -----------

           Total other income and expenses              (111,569)          (142,162)
                                                     -----------        -----------

Loss before income taxes                                (104,083)           (68,890)

Current state income tax expense                            --                4,384
Deferred federal income tax benefit                      (35,389)           (21,614)
                                                     -----------        -----------

Net loss                                             $   (68,694)       $   (51,660)
                                                     -----------        -----------

Net loss per common share                            $    (0.016)       $    (0.015)
                                                     -----------        -----------

Average shares outstanding                             4,394,001          3,367,002
                                                     ===========        ===========


                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                             MIDLAND RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Six months ended June 30,
                                                     ------------------------------
                                                        1996               1995
                                                     -----------        -----------
                                                      Unaudited         Unaudited
Operating revenue:
      Oil and gas sales                              $ 3,105,326        $ 2,605,248
      Management fees                                     30,000             51,000
      Property operator fees                              43,589             39,815
      Other                                                2,630             27,869
                                                     -----------        -----------

           Total operating revenue                     3,181,545          2,723,932
                                                     -----------        -----------

Operating costs and expenses:
      Oil and gas production                           1,422,289          1,303,561
      Exploration costs                                  518,778               --
      Abandonment loss                                      --                4,466
      Depreciation, depletion and amortization           473,161            596,075
      General and administrative                         626,828            573,687
                                                     -----------        -----------

           Total operating costs and expenses          3,041,056          2,477,789
                                                     -----------        -----------

                                                         140,489            246,143

Other income and (expenses):
      Gain (loss) on sale of property                     30,677               (203)
      Interest  and other income                          32,674              9,388
      Interest expense                                  (312,582)          (293,472)
                                                     -----------        -----------

           Total other income and expenses              (249,231)          (284,287)
                                                     -----------        -----------

Loss before income taxes                                (108,742)           (38,144)

Current state income tax expense                            --                9,419
Deferred federal income tax benefit                      (36,971)           (12,969)
                                                     -----------        -----------

Net loss                                             $   (71,771)       $   (34,594)
                                                     ===========        ===========

Net loss per common share                            $    (0.016)       $    (0.010)
                                                     ===========        ===========

Average shares outstanding                             4,390,116          3,364,625
                                                     ===========        ===========


                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                             MIDLAND RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three months ended June 30,
                                                               ------------------------------
                                                                   1996              1995
                                                               -----------        -----------
                                                                Unaudited          Unaudited
Cash flows from operating activities:
      Net loss                                                 $   (68,694)       $   (49,851)
      Deferred federal income tax benefit                          (35,389)           (23,423)
      Depreciation, depletion and amortization                     239,059            296,869
      Gain on sale of property and equipment                       (32,566)              --
      (Increase) decrease in accrued oil and gas sales             106,683             (6,159)
      Decrease in receivable from related parties                  115,414              2,158
      Increase (decrease) in due to related parties                 (2,494)             3,992
      Increase (decrease) in accounts payable relating
           to operations                                           129,410            (18,340)
      Increase in other current assets                             (85,609)           (58,398)
      Decrease in note receivable                                    3,490               --
      Other                                                        (91,959)           (60,897)
                                                               -----------        -----------

      Net cash provided by operating activities                    277,345             85,951
                                                               -----------        -----------

Cash flows from investing activities:
      Proceeds from sale of marketable equity securities             9,847               --
      Proceeds from sales of property and equipment                 33,000              9,000
      Additions to property and equipment                       (1,351,888)          (530,177)
      Investment in marketable equity securities                   (32,617)              --
                                                               -----------        -----------

      Net cash used in investing activities                     (1,341,658)          (521,177)
                                                               -----------        -----------

Cash flows from financing activities:
      Exercise of warrants and options                               8,271               --
      Short-term borrowing from bank                                  --                5,000
      Long-term borrowing                                        1,220,000            669,500
      Principal payments on short-term debt                        (70,000)              --
      Principal payments on long-term debt                        (107,731)          (308,602)
                                                               -----------        -----------

      Net cash provided by financing activities                  1,050,540            365,898
                                                               -----------        -----------

Net decrease in cash                                               (13,773)           (69,328)
Cash, beginning of the period                                       58,511            117,185
                                                               -----------        -----------

Cash, end of period                                            $    44,738        $    47,857
                                                               ===========        ===========


                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                             MIDLAND RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six months ended June 30,
                                                                   ------------------------------
                                                                      1996               1995
                                                                   -----------        -----------
                                                                    Unaudited          Unaudited
Cash flows from operating activities:
      Net loss                                                     $   (71,771)       $   (34,594)
      Deferred federal income tax benefit                              (36,972)           (12,969)
      Depreciation, depletion and amortization                         473,161            596,075
      (Gain) loss on sale of property and equipment                    (30,677)               203
      (Increase) decrease in accrued oil and gas sales                 (95,186)            81,826
      (Increase) decrease in receivable from related parties            33,360             (2,269)
      Increase in due to related parties                                10,634              9,271
      Increase in accounts payable relating
           to operations                                               276,780             65,549
      Increase in other current assets                                 (22,375)           (59,371)
      Decrease in note receivable                                        6,896               --
      Other                                                            (38,179)           (14,528)
                                                                   -----------        -----------

      Net cash provided by operating activities                        505,671            629,193
                                                                   -----------        -----------

Cash flows from investing activities:
      Proceeds from sale of marketable equity securities                 9,847               --
      Proceeds from sales of property and equipment                     34,000              9,250
      Additions to property and equipment                           (1,818,719)          (762,585)
      Investment in marketable equity securities                      (344,866)              --
                                                                   -----------        -----------

      Net cash used in investing activities                         (2,119,738)          (753,335)
                                                                   -----------        -----------
Cash flows from financing activities:
      Exercise of warrants and options                                  17,503               --
      Short-term borrowing from bank                                    70,000               --
      Long-term borrowing                                            1,820,000            669,500
      Principal payments on short-term debt                            (70,000)              --
      Principal payments on long-term debt                            (693,308)          (824,456)
                                                                   -----------        -----------

      Net cash provided by (used in) financing activities            1,144,195           (154,956)
                                                                   -----------        -----------

Net decrease in cash                                                  (469,872)          (279,098)
Cash, beginning of the period                                          514,610            326,955
                                                                   -----------        -----------

Cash, end of period                                                $    44,738        $    47,857
                                                                   ===========        ===========


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

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiary as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the three and six month periods ended June 30, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Financial Statements" in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

                             MIDLAND RESOURCES, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Capital Resources and Liquidity.

      Midland Resources, Inc., (the "Company") a Texas corporation, is an independent oil and gas company engaged primarily in the acquisition, operation, production, exploration and development of domestic oil and natural gas. The Company's initial capitalization was through the acquisition of the interests of seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,264,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period November 1990 to November 2002. The warrants were redeemable by the Company, at its option, if the average market price (as determined in the warrant agreement) of common stock exceeds the warrant exercise price by 50 percent for a period of 90 consecutive calendar days. On October 6, 1995, this requirement was met for the $2.50 warrant and the Company called the $2.50 warrants. In June, 1996, the Company waived its right to call the $4.00 warrants under the warrant agreement. As of June 30, 1996, none of the $4.00 warrants had been exercised.

      On December 31, 1993, the Company acquired all of the issued and outstanding common stock of Midland Resources Operating Company, Inc. ("MRO"), an affiliate, through an agreement of acquisition under which the Company issued 1,110,000 shares of common stock to Deas H. Warley III and Sal J. Pagano, the former shareholders of MRO. The acquisition of MRO created the opportunity for the Company to expand its revenue base through property operations.

      On July 17, 1996, the Company agreed to acquire all of the outstanding shares of Summit Petroleum Corporation ("Summit"), an affiliated Colorado corporation, for $0.70 per share in cash. The total value of the transaction is approximately $2.4 million, including assumed debt. The Company's present credit facility is expected to provide the funds needed to complete this acquisition.

      Summit has been a participant with the Company in several major projects, including the three dimensional ("3D") seismic exploration projects in West Texas and the Texas Gulf Coast. The acquisition of Summit will increase the Company's ownership position in those key projects and expand its operations to the DJ Basin of Colorado.

      The Company emphasizes the application of advanced technology to explore for, develop and produce natural gas and oil. The Company's historical growth has been primarily through the acquisition and subsequent development of oil and gas properties. In 1995, the Company added 3D seismic exploration activities. The Company also emphasizes reducing operating costs per equivalent barrel and selling marginal properties to increase its profit margins. In early 1995, the Company began a joint project with the federal government's Los Alamos National Laboratory to develop a computerized 3D reservoir simulation model of the Cope Waterflood Unit operated by the Company. The simulation model, currently under active development, will be utilized to improve reservoir management and enhance oil production by locating bypassed oil, determining new infill drilling locations and designing optimum waterflood injection patterns for increased oil recovery. Management believes the Company is one of the few its size to possess this capability.

      The Company acquired a 100 percent working interest with an 87.5 percent net revenue interest in certain oil and gas properties in Ward County, Texas from Conoco, Inc. on October 15, 1993 effective September 1, 1993. The purchase price of $925,000 was adjusted for revenues and expenses from September 1, 1993 through the closing date of October 15, 1993. Effective January 1, 1994, the Company sold a 10 percent working interest in the Conoco acquisition discussed above to Summit for $85,696 which was 10 percent of $856,960, the Company's cost adjusted for revenues and expenses through December 31, 1993. The successful drilling of three additional Cherry Canyon wells during the fourth quarter of 1995 at a cost to the Company of approximately $924,000, brings the total number of wells operated by the Company in this field to ten. The three new wells were completed with combined initial producing rates of 255 barrels of oil per day ("BOPD") and 540 thousand cubic feet of gas per day ("MCFD"). The Company expects combined average production rates of approximately 100 BOPD and 265 MCFD, subject to normal declines.

      Effective August 1, 1994, the Company acquired working interests in oil and gas properties in Coke and Howard Counties, Texas, from Ricky W. Patterson,
E. W. Patterson and James A. Walton for the purchase price of $1,950,000 which was adjusted for revenues and expenses from August 1, 1994 through the closing date of August 15, 1994. The Company transferred ten percent of its interest in these properties to Summit for ten percent of the purchase price adjusted for revenues and expenses and ten percent of the transaction costs.

      The Company operated Jameson (Strawn) Field is located in the southwest end of the Jameson feature in Coke and Sterling Counties approximately 80 miles east of Midland, Texas. At the time the Company acquired the Jameson properties, there were 21 gross wells which were shut-in for various reasons by the former operator. Over a three year period the Company has returned 15 of these wells to production and converted nearly 40 percent of the 54 currently producing wells to a less expensive plunger lift method of artificial lift. The Jameson properties also provide opportunities for reentries, infill drilling, and field extension development drilling. In April, 1996 the Company completed a field extension development well at a cost of approximately $319,000 and additional wells are contemplated for the future. The new well was completed with initial producing rates of 36 BOPD and 118 MCFD. The Company expects average production rates of approximately 30 BOPD and 100 MCFD, subject to normal declines. Effective June 1, 1996, the Company acquired various additional royalty interests from John Gordon McGill in properties in the Jameson Field for approximately $500,000. On July 12, 1996, drilling commenced on an additional field extension well. The well encountered the Jameson (Strawn) formation as expected, and completion efforts are in progress. The Company's cost of the well is expected to be approximately $300,000.

      In May, 1995, the Company acquired a 50 percent working interest and operations in three state tracts in Redfish Bay Field, Nueces County, Texas. At the time of the acquisition there was marginal production from these tracts. Under the acquisition agreement, the Company is required to expend certain funds in the development of these tracts. The Company's performance is secured by an $850,000 letter of credit issued by its bank in favor of the seller. The Company began a rework program immediately and established a gas well at a cost to the Company of approximately $41,000, which produced at initial rates of 1,550 MCFD of gas and 16 barrels of condensate per day. After six months of production, the zone was depleted, and, in the first quarter of 1996, the Company recompleted this wellbore to another zone at a cost to the Company of approximately $53,000 with initial rates of 240 BOPD and 100 MCFD and expected average production rates of approximately 150 BOPD and 60 MCFD, subject to normal declines. Remaining development obligations under this agreement were approximately $378,000 as of June 30, 1996. The Company's present credit facility is expected to provide the funds needed.

      In December, 1995, a replacement well was drilled in the Company owned and operated Ackerly (Dean) Field in Dawson County, Texas, at a cost to the Company of approximately $402,000. This new well, which was upstructure from an advancing adjacent waterflood operated by a major oil company has initial producing rates of 152 BOPD and 106 MCFD. The Company expects average production rates of approximately 70 BOPD and 70 MCFD, subject to normal declines.

      In 1995, the Company acquired three 3D seismic exploration projects in the Permian Basin Northwestern Shelf located in Terry and Hockley Counties, Texas. The Company has a 50 percent working interest in two of the projects and a 25 percent working interest in one. Summit participates with the Company for a 5 percent working interest in all three projects. MRO operates the projects. On May 8, 1996, the first of at least six exploration wells to be drilled was spudded. The well encountered hydrocarbons in the Clearfork reservoir, but drill stem tests, logs and seismic date indicated the zone to be too far removed from the Clearfork structure to support a commercial completion attempt. The Abo zone, which was the primary target in the well, was water-bearing, and the well was plugged and abandoned. The cost to the Company as of June 30, 1996 for all three prospects was approximately $758,000, of which $549,000 was incurred for seismic and leasehold acquisition costs and $209,000 was incurred to drill the well. The Company is committed to future additional capital costs of approximately $765,000 in all three prospects which will be incurred to complete seismic interpretation, drill a second test well on the first project and drill a test well on each of the other two projects. Application to drill the second well was made in July, 1996 and it is anticipated that the well will be spudded before the end of the third quarter. The Company's present credit facility is expected to provide the funds needed.

      Effective May 1, 1996, the company acquired an additional 5.75 percent working interest from Headington Minerals, Inc. in the Company operated Cope Unit in Sterling County, Texas for approximately $79,000, and now owns approximately 77 percent of the working interest in this property. The Cope Unit produces from the Spraberry formation. In June, 1996, the Company drilled a replacement well, No. 4-11, for one of the 15 producing wells in the unit which was producing mostly water. Unit oil production was maintained at approximately 135 barrels of oil per day and unit produced water was reduced substantially. Cost to the Company was approximately $169,000.

      On June 16, 1996, an exploration well near the Cope Unit No. 4-11 was drilled to test the San Andres formation at 2,100 feet, which had been encountered while drilling the 4-11 well to the deeper Spraberry formation. The new well encountered the same San Andres formation, and efforts are underway to complete the well as a producer. The Company owns 100 percent of the working interest in this property. The cost of the new well is expected to be approximately $200,000.

      Effective June 1, 1996, the Company acquired an additional 5 percent working interest from Dobbs Oil & Gas, Inc. in the Company operated Copano Bay property in Aransas County, Texas for approximately $177,000, and now owns approximately 63 percent of the working interest in this property.

      In July, 1996, a joint 3D seismic acquisition program was undertaken with Texland Petroleum, Inc. of Fort Worth, Texas, at the junction of Sterling, Tom Green, and Reagan Counties, Texas for the purpose of evaluating deep (approximately 10,000 feet) potential for oil indicated by production from nearby properties and by geological evidence. Evaluation is expected to be complete in the early part of the fourth quarter of 1996, and a possible deep well could be spudded before the end of 1996. The Company owns 100 percent of the working interest in this project. Geological, geophysical and the leasehold acquisition costs incurred by the Company in this project as of June 30, 1996 are approximately $120,000.

      The Company's financing was obtained from First Union National Bank of North Carolina ("First Union") under a $20,000,000 credit facility. Effective June 1, 1995, this note was amended to provide 25 percent of the borrowing base as working capital and to lower the interest rate from prime rate plus 1.5 percent to prime rate plus .75 percent. In exchange the bank received 150,000 warrants to purchase common stock at $4.00 per share. Amounts outstanding under this loan agreement bear interest of nine percent at June 30, 1996 (prime rate plus .75 percent). Interest is payable monthly as it accrues. Principal on this note was payable in monthly payments of $100,000 with the final maturity in October, 1997. In May, 1996 First Union reduced the monthly principal payment to zero. The principal balance outstanding on this loan was $6,800,000 at June 30, 1996. This note is secured by the majority of the Company's oil and gas properties. Cash flow from operations will be used to retire this debt.

      In the first six months of 1996, cash flow from operations was $505,671, as compared to $629,193 for the same period of 1995. The increase in accounts receivable from oil and gas sales accounts for the majority of this difference. The net loss was $71,771 in 1996 and $34,594 in 1995. Included in net loss is depletion, depreciation and amortization of $473,161 and $596,075 for 1996 and 1995, respectively. In 1996, the net loss also included exploration costs of $518,778 related to the three 3D seismic exploration projects in Terry and Hockley Counties, Texas. These costs consist of geological and geophysical costs and abandonment costs of the unsuccessful exploratory well, all of which must be charged to expense under the Company's method of accounting. The Company incurred no exploration costs in 1995 until the fourth quarter.

      The Company's investing activities used cash flow of $2,119,738 in 1996 as compared to $753,335 in 1995. The Company's investing activities in 1996 are primarily related to the acquisition of producing property interests, the drilling, completion and recompletion of development wells and open market purchases of readily marketable equity securities of approximately $345,000. The Company has initiated activities to pursue potential acquisitions of other oil and gas related companies and in connection with such activities may acquire securities of such companies and engage advisors for that purpose. The Company has capitalized approximately $78,200 as of June 30, 1996 in connection with the possible acquisition of such companies.

      Net cash provided by financing activities was $1,144,195 in 1996 as compared to cash used of $154,956 in 1995, an increase of $989,239, primarily a result of increased borrowings.

      As of December 31, 1995, the Company had working capital of approximately $88,000. As of June 30, 1996, the Company had working capital of approximately $957,000. The increase is attributable to the elimination of the current maturities on long-term debt as discussed above. The Company believes cash flow from operations will be sufficient to fund its existing operating needs. In addition, the Company has under its present credit facility the ability to fund its capital needs.

      As of June 30, 1996, the Company had total assets of approximately $15,525,000 with approximately $1,030,000 in current liabilities and long-term debt of approximately $6,875,000. This compares to December 31, 1995 when the Company had total assets of approximately $14,123,000 with approximately $1,951,000 in current liabilities and long-term debt of approximately $4,525,000. Current assets were approximately 13 and 14 percent of total assets at June 30, 1996 and December 31, 1995, respectively.

      The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of January 1, 1996, the posted price was $18.00 per barrel for West Texas Intermediate crude. As of July 1, 1996, the posted price was $20.00 per bbl. These fluctuations have a significant impact on the Company's financial condition and liquidity. However, management believes it can maintain adequate liquidity for future needs.

Results of Operations - Three Months Ended June 30, 1996 and 1995

      Net loss increased from $51,660 for the three months ended June 30, 1995 to $68,694 for the same period in 1996, an increase in loss of $17,034. Included in net loss for 1996 was exploration costs of $342,122 for which there was no similar item in 1995. Individual categories of income and expense are discussed below.

      Oil and gas sales increased from $1,285,341 in the second quarter of 1995 to $1,612,185 in the same period of 1996. This increase of $326,844 or 25 percent resulted from increased oil and gas prices and oil production offset in part by decreased gas production due to normal production declines on Copano Bay. Oil and gas sales included a $8,062 loss in 1995 from gas swap contracts. Oil and gas production quantities were 40,339 bbls and 301,575 mcf in 1995 and 50,908 bbls and 231,028 mcf in 1996, an increase of 10,569 bbls or 26 percent and a decrease of 70,547 mcf or 23 percent. Average gas prices increased from $1.86 per mcf in 1995 to $2.33 per mcf in 1996, while average oil prices increased from $18.13 per bbl in 1995 to $21.07 per bbl in 1996.

      Production costs increased from $695,041 in the second quarter of 1995 to $740,504 for the same period of 1996, an increase of $45,463 or 7 percent. This increase was primarily attributable to property acquisitions during 1995 and 1996.

      General and administrative expenses ("G&A") increased from $274,539 for the second quarter of 1995 to $320,982 for the same period of 1996, an increase of $46,443 or 17 percent. This increase was primarily attributable to a higher level of salaries and fringe benefits.

      Depreciation, depletion and amortization ("DD&A") based on production and other methods decreased from $296,869 in the second quarter of 1995 to $239,059 in the same period of 1996, a decrease of $57,810 or 19 percent, due primarily to increased reserve quantities.

      Interest expense increased from $146,773 for the second quarter of 1995 to $160,375 for the same period of 1996, an increase of $13,602 or 9 percent due to increased long-term borrowings offset in part by lower interest rates.

Results of Operations - Six months Ended June 30, 1996 and 1995

      Net loss increased from $34,594 for the six months ended June 30, 1995 to $71,771 for the same period in 1996, an increase in loss of $37,177. Included in net loss for 1996 was exploration costs of $518,778 for which there was no similar item in 1995. Individual categories of income and expense are discussed below.

      Oil and gas sales increased from $2,605,248 in the first six months of 1995 to $3,105,326 in the same period of 1996. This increase of $500,078 or 19 percent resulted from increased oil and gas prices and oil production offset in part by decreased gas production due to normal production declines on Copano Bay. Oil and gas sales included a $3,353 loss in 1995 and a $25,860 loss in 1996 from gas swap contracts. Oil and gas production quantities were 84,475 bbls and 607,344 mcf in 1995 and 103,784 bbls and 481,261 mcf in 1996, an increase of 19,309 bbls or 23 percent and a decrease of 126,083 mcf or 21 percent. Average gas prices increased from $1.83 per mcf in 1995 to $2.24 per mcf in 1996, while average oil prices increased from $17.68 per bbl in 1995 to $19.75 per bbl in 1996.

      Production costs increased from $1,303,561 in the first six months of 1995 to $1,422,289 for the same period of 1996, an increase of $118,728 or 9 percent. This increase was primarily attributable to property acquisitions in 1995 and 1996.

      G&A increased from $573,687 in the first six months of 1995 to $626,828 in the same period of 1996, an increase of $53,141 or 9 percent. This increase was primarily attributable to a higher level of salaries and fringe benefits.

      DD&A based on production and other methods decreased from $596,075 in the first six months of 1995 to $473,161 in the same period of 1996, a decrease of $122,914 or 21 percent, due primarily to increased reserve quantities.

      Interest expense increased from $293,472 for the first six months of 1995 to $312,582 for the same period of 1996, an increase of $19,110 or 7 percent due to increased long-term borrowings offset in part by lower interest rates.

PART II - OTHER INFORMATION

Item 1.    Legal proceedings

           None.

Item 2.    Changes in securities

           None.

Item 3.    Defaults upon senior securities

           None.

Item 4.    Submission of matters to a vote of security holders

           The annual stockholders meeting was held on May 31, 1996. Deas H. Warley III was elected director with an affirmative vote of 3,487,657 with 33,141 votes withheld. Robert R. Donnelly was elected director with an affirmative vote of 3,483,056 and 37,742 votes withheld. Darrell M. Dillard was elected director with an affirmative vote of 3,486,765 with 34,033 votes withheld. Sam R. Brock was elected director with an affirmative vote of 3,487,658 with 33,140 votes withheld. Wayne M. Whitaker was elected director with an affirmative vote of 3,481,689 with 39,734 votes withheld. The 1996 Midland Resources, Inc. Long-Term Incentive Plan was approved by an affirmative vote of 3,167,689 with 310,775 votes against and 42,334 votes abstaining. Ernst & Young LLP was appointed as independent auditors for the ensuing fiscal year by an affirmative vote of 3,378,858 with 114,415 votes against and 27,525 votes abstaining.

Item 5.    Other Information

           None.

Item 6.    Exhibits and reports on Form 8-K

           a.   Exhibits:

                27   Article 5 Financial Data Schedule for first quarter 10-QSB
                (only filed electronically)

           b. Reports on Form 8-K - A report on Form 8-K under item 5 other events dated June 27, 1996 was filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 MIDLAND RESOURCES, INC.
                                 (Registrant)


Date: August 14, 1996            By: /s/  Deas H. Warley III
                                     ------------------------------------------
                                 Deas H. Warley III, President

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Date: August 14, 1996            By:  /s/  Darrell M. Dillard
                                     ------------------------------------------
                                 Darrell M. Dillard, Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT NO.          DESCRIPTION
- -----------          -----------
27                   Financial Data Schedule
