Form 10QSB
period 1996-09-30
MIDLAND RESOURCES INC /TX/
filed 1996-11-14
CIK 868424

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   YES    X    NO
                     -----       ------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Common Stock, $.001 par value: 4,401,031 shares outstanding at September 30, 1996

                            MIDLAND RESOURCES, INC.

                               Table of Contents

                                                                                           Page
                                                                                           ----


PART I.  FINANCIAL INFORMATION
------------------------------
        Consolidated Balance Sheets as of September 30, 1996 (Unaudited)
        and December 31, 1995                                                                3

        Unaudited Consolidated Statements of Operations for the three and nine
        month periods ended September 30, 1996 and September 30, 1995                        5

        Unaudited Consolidated Statements of Cash Flows for the three and nine
        month periods ended September 30, 1996 and September 30, 1995                        7

        Note to Unaudited Financial Statements                                               9

        Management's Discussion and Analysis of Financial Condition
        and Results of Operation                                                            10



PART II.  OTHER INFORMATION
---------------------------


        Notes Concerning Other Information                                                  16



SIGNATURES                                                                                  17
----------

PART I - FINANCIAL INFORMATION

                            MIDLAND RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           September 30,              December 31,
                                                               1996                       1995
                                                           -------------              ------------
                                                            (Unaudited)
ASSETS
------
Current assets:
  Cash                                                      $     88,962              $    514,610
  Accounts receivable:
    Oil and gas sales                                            796,919                   545,910
    Related parties                                                   -                     97,681
    Other                                                        185,681                   178,804
  Marketable equity securities                                   309,132                        -
  Property held for sale                                         255,073                   255,073
  Other current assets                                            78,917                   106,865
  Deferred tax assets                                            378,410                   339,509
                                                            ------------              ------------
        Total current assets                                   2,093,094                 2,038,452
                                                            ------------              ------------

Property and equipment, at cost, partially pledged:
  Oil and gas properties and equipment,
    using successful efforts method                           25,488,236                21,505,685
  Transportation equipment                                       282,532                   264,565
  Computer equipment and software                                229,155                   214,809
  Office furniture and equipment                                  97,026                    90,465
  Land, building and leasehold improvements                      102,483                   100,612
  Less accumulated depreciation, depletion
    and amortization                                         (12,111,126)              (11,816,754)
                                                            ------------              ------------
        Property and equipment, net                           14,088,306                10,359,382
                                                            ------------              ------------
Other assets:
  Deferred tax asset                                              99,516                   262,554
  Goodwill, net of amortization                                1,230,178                   773,961
  Contracts and leases, net of amortization                      424,651                   287,690
  Note receivable                                                321,400                   331,857
  Other                                                           37,909                    69,456
                                                            ------------              ------------
        Total other assets                                     2,113,654                 1,725,518
                                                            ------------              ------------
Total assets                                                $ 18,295,054              $ 14,123,352
                                                            ============              ============


                   The accompanying note is an integral part
                          of the financial statements.

                            MIDLAND RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                            September 30,             December 31,
                                                                1996                     1995
                                                            -------------             ------------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt                          $   125,667               $ 1,224,401
  Accounts payable and accrued expenses:
    Trade                                                      1,047,217                   726,302
    Related parties                                                   -                         -
                                                             -----------               -----------
        Total current liabilities                              1,172,884                 1,950,703

Long-term debt                                                 8,852,787                 4,524,617
Minority interest in subsidiary                                  310,543                        -
                                                             -----------               -----------
        Total liabilities                                     10,336,214                 6,475,320
                                                             -----------               -----------
Stockholders' equity:
  Preferred stock, par value $0.01 per share; 20,000,000
    shares authorized; none issued                                    -                        -
  Common stock, par value $0.001 per share;
    80,000,000 shares authorized; 4,393,531 and
    4,397,031 shares issued at December 31, 1995
    and September 30, 1996, respectively                           4,401                     4,394
  Additional paid in capital                                   7,898,199                 7,859,794
  Treasury stock, at cost, 7,300 shares at
    December 31, 1995                                                 -                    (15,053)
  Note receivable from officer/director                               -                   (453,641)
  Retained earnings                                               56,240                   252,538
                                                             -----------               -----------
        Total stockholders' equity                             7,958,840                 7,648,032
                                                             -----------               -----------
Total liabilities and stockholders' equity                   $18,295,054               $14,123,352
                                                             ===========               ===========


                   The accompanying note is an integral part
                          of the financial statements.

                            MIDLAND RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three months ended September 30,
                                                             -------------------------------------
                                                                1996                       1995
                                                             -----------                ----------
                                                             (Unaudited)                (Unaudited)
Operating revenue:
  Oil and gas sales                                           $1,765,338                $1,249,724
  Management fees                                                 15,000                    25,500
  Property operator fees                                          21,128                    22,504
  Other                                                            5,137                     8,420
                                                              ----------                ----------
        Total operating revenue                                1,806,603                 1,306,148
                                                              ----------                ----------
Operating costs and expenses:
  Oil and gas production                                         780,814                   563,983
  Exploration costs                                              157,801                        -
  Dry hole and abandonment costs                                 203,983                     1,031
  Depreciation, depletion and amortization                       272,863                   310,639
  General and administrative                                     391,422                   222,525
  Other                                                           29,373                        -
                                                              ----------                ----------
        Total operating costs and expenses                     1,836,256                 1,098,178
                                                              ----------                ----------
                                                                 (29,653)                  207,970

Other income and (expenses):
  Gain (loss) on sale of assets                                    4,497                  (103,041)
  Interest and other income                                       20,798                     2,144
  Interest expense                                              (184,318)                 (158,406)
                                                              ----------                ----------
        Total other income and expenses                         (159,023)                 (259,303)
                                                              ----------                ----------
Loss before income taxes                                        (188,676)                  (51,333)

Deferred federal income tax benefit                              (64,149)                  (20,655)
                                                              ----------                ----------
Net loss                                                      $ (124,527)               $  (30,678)
                                                              ==========                ==========
Net loss per common share                                     $   (0.028)               $   (0.009)
                                                              ==========                ==========
Average shares outstanding                                     4,401,031                 3,370,398
                                                              ==========                ==========


                   The accompanying note is an integral part
                          of the financial statements.

                            MIDLAND RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Nine months ended September 30,
                                                             -------------------------------------
                                                                1996                      1995
                                                             -----------               -----------
                                                             (Unaudited)               (Unaudited)
Operating revenue:
  Oil and gas sales                                           $4,870,664                $3,854,971
  Management fees                                                 45,000                    76,500
  Property operator fees                                          64,717                    62,320
  Other                                                            7,767                    36,289
                                                              ----------                ----------
        Total operating revenue                                4,988,148                 4,030,080
                                                              ----------                ----------
Operating costs and expenses:
  Oil and gas production                                       2,203,103                 1,867,544
  Exploration costs                                              467,630                        -
  Dry hole and abandonment costs                                 412,932                     5,497
  Depreciation, depletion and amortization                       746,024                   906,714
  General and administrative                                   1,018,250                   805,631
  Other                                                           29,373                        -
                                                              ----------                ----------
        Total operating costs and expenses                     4,877,312                 3,585,386
                                                              ----------                ----------
                                                                 110,836                   444,694

Other income and (expenses):
  Gain (loss) on sale of assets                                   35,174                  (103,244)
  Interest and other income                                       53,472                    11,533
  Interest expense                                              (496,900)                 (451,878)
                                                              ----------                ----------
        Total other income and expenses                         (408,254)                 (543,589)
                                                              ----------                ----------
Loss before income taxes                                        (297,418)                  (98,895)

Deferred federal income tax benefit                             (101,120)                  (33,624)
                                                              ----------                ----------
Net loss                                                      $ (196,298)               $  (65,271)
                                                              ==========                ==========
Net loss per common share                                     $   (0.045)               $   (0.019)
                                                              ==========                ==========
Average shares outstanding                                     4,394,234                 3,366,571
                                                              ==========                ==========


                   The accompanying note is an integral part
                          of the financial statements.

                            MIDLAND RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three months ended September 30,
                                                             --------------------------------------
                                                                1996                       1995
                                                             -----------                -----------
                                                             (Unaudited)                (Unaudited)
Cash flows from operating activities:
  Net loss                                                   $  (124,527)                $ (30,678)
  Deferred federal income tax benefit                            (64,149)                  (20,655)
  Depreciation, depletion and amortization                       272,863                   310,639
  Gain (loss) on sale of assets                                   (4,497)                  103,041
  Increase in accrued oil and gas sales                          (84,688)                  (61,997)
  (Increase) decrease in receivable from related parties          19,344                   (48,420)
  Increase in due to related parties                               9,049                     7,666
  Increase (decrease) in accounts payable relating
    to operations                                                (44,649)                  625,439
  Decrease in other current assets                                58,581                     1,723
  Decrease in note receivable                                      3,562                     2,030
  Other                                                          127,481                   (98,717)
                                                             -----------                ----------
        Net cash provided by operating activities                168,370                   790,071
                                                             -----------                ----------
Cash flows from investing activities:
  Proceeds from sale of marketable equity securities              26,239                        -
  Proceeds from sale of property and equipment                     3,736                        -
  Additions to property and equipment                           (699,439)                 (768,765)
  Investment in marketable equity securities                          -                         -
  Building selling expenses, net of cash received                     -                    (25,515)
  Purchase of Summit Petroleum Corporation                    (1,653,049)                       -
                                                             -----------                ----------
        Net cash used in investing activities                 (2,322,513)                 (794,280)
                                                             -----------                ----------
Cash flows from financing activities:
  Exercise of warrants and options                                20,909                    16,763
  Long-term borrowing                                          1,730,000                   850,000
  Principal payments on long-term debt                            (6,183)                 (723,752)
  Collection of note receivable from officer/director            453,641                        -
                                                             -----------                ----------
        Net cash provided by financing activities              2,198,367                   143,011
                                                             -----------                ----------
Net increase in cash                                              44,224                   138,802
Cash, beginning of period                                         44,738                    47,857
                                                             -----------                ----------
Cash, end of period                                          $    88,962                $  186,659
                                                             ===========                ==========


                   The accompanying note is an integral part
                          of the financial statements.

                            MIDLAND RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine months ended September 30,
                                                              ------------------------------------
                                                                 1996                     1995
                                                              -----------              -----------
                                                              (Unaudited)              (Unaudited)
Cash flows from operating activities:
  Net loss                                                   $  (196,298)              $   (65,271)
  Deferred federal income tax benefit                           (101,120)                  (33,624)
  Depreciation, depletion and amortization                       746,024                   906,714
  Gain (loss) on sale of assets                                  (35,174)                  103,244
  (Increase) decrease in accrued oil and gas sales              (179,874)                   19,829
  (Increase) decrease in receivable from related parties          52,704                   (50,689)
  Increase in due to related parties                              19,683                    16,937
  Increase in accounts payable relating
    to operations                                                232,131                   693,574
  (Increase) decrease in other current assets                     36,206                   (57,648)
  Decrease in note receivable                                     10,457                     2,030
  Other                                                           89,302                  (113,246)
                                                             -----------               -----------
        Net cash provided by operating activities                674,041                 1,421,850
                                                             -----------               -----------
Cash flows from investing activities:
  Proceeds from sale of marketable equity securities              36,086                        -
  Proceeds from sale of property and equipment                    37,736                     9,250
  Additions to property and equipment                         (2,518,158)               (1,418,850)
  Investment in marketable equity securities                    (344,866)                       -
  Building selling expenses, net of cash received                     -                    (25,515)
  Purchase of Summit Petroleum Corporation                    (1,653,049)                       -
                                                             -----------               -----------
        Net cash used in investing activities                 (4,442,251)               (1,435,115)
                                                             -----------               -----------
Cash flows from financing activities:
  Exercise of warrants and options                                38,412                    16,763
  Short-term borrowing from bank                                  70,000                        -
  Long-term borrowing                                          3,550,000                 1,407,000
  Principal payments on short-term debt                          (70,000)                       -
  Principal payments on long-term debt                          (699,491)               (1,550,794)
  Collection of note receivable from officer/director            453,641                        -
                                                             -----------               -----------
        Net cash provided by (used in) financing activities    3,342,562                  (127,031)
                                                             -----------               -----------
Net decrease in cash                                            (425,648)                 (140,296)
Cash, beginning of period                                        514,610                   326,955
                                                             -----------               -----------
Cash, end of period                                          $    88,962               $   186,659
                                                             ===========               ===========


                   The accompanying note is an integral part
                          of the financial statements.

                            MIDLAND RESOURCES, INC.
                         NOTES TO FINANCIAL STATEMENTS

Note A.  Organization and Significant Accounting Policies

         Organization and Basis of Presentation

         In July 1990, Midland Resources, Inc. (the "Company") acquired the interests of the seven Morgan Energy Oil and Gas Income Programs
("Partnerships") pursuant to the Partnerships' Consolidated Plan of Reorganization. This transaction was accounted for under a method similar to the pooling of interest method.

         On December 31, 1993, the Company acquired Midland Resources Operating Company, Inc. ("MRO") (formerly Miresco, Inc.). On September 18, 1996, the Company acquired approximately 81.5% of the outstanding stock of Summit Petroleum Corporation ("Summit"). The consolidated financial statements include the accounts of the Company, MRO and Summit. The minority interest ownership of Summit is properly included in the consolidated financial statements. Upon consolidation, all intercompany accounts, transactions and profits are eliminated.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Financial Statements" in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

                            MIDLAND RESOURCES, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Capital Resources and Liquidity.

         Midland Resources, Inc. (the "Company"), a Texas corporation, is an independent oil and gas company engaged primarily in the acquisition, operation, production, exploration and development of domestic oil and natural gas. The Company's initial capitalization was through the acquisition of the interests of seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,264,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period November 1990 to November 2002. The warrants were redeemable by the Company, at its option, if the average market price (as determined in the warrant agreement) of common stock exceeds the warrant exercise price by 50 percent for a period of 90 consecutive calendar days. On October 6, 1995, this requirement was met for the $2.50 warrant and the Company called the $2.50 warrants. In June, 1996, the Company waived its right to call the $4.00 warrants under the warrant agreement. As of September 30, 1996, none of the $4.00 warrants had been exercised.

         On December 31, 1993, the Company acquired all of the issued and outstanding common stock of Midland Resources Operating Company, Inc. ("MRO"), an affiliated Texas corporation, through an agreement of acquisition under which the Company issued 1,110,000 shares of common stock to Deas H. Warley III and Sal J. Pagano, the former shareholders of MRO. The acquisition of MRO created the opportunity for the Company to expand its revenue base through property operations.

         On September 18, 1996, the Company acquired approximately 81.5% of the outstanding shares of Summit Petroleum Corporation ("Summit"), an affiliated Colorado corporation, for $0.70 per share in cash. The Company intends to acquire the other outstanding shares of Summit before December 31, 1996. The Company's present credit facility is expected to provide the funds needed to complete this acquisition. Summit has been a participant with the Company in several major projects, including the three dimensional ("3D") seismic exploration projects in West Texas and the Texas Gulf Coast. The acquisition of Summit will increase the Company's ownership position in those key projects and expand its operations to the DJ Basin of Colorado.

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

         The Company acquired a 100 percent working interest with an 87.5 percent net revenue interest in certain oil and gas properties in Ward County, Texas (the Ned Wilson 133 property) from Conoco, Inc. on October 15, 1993 effective September 1, 1993. The purchase price of $925,000 was adjusted for revenues and expenses from September 1, 1993 through the closing date of October 15, 1993. Effective January 1, 1994, the Company sold a 10 percent working interest in the Conoco acquisition discussed above to Summit for $85,696 which was 10 percent of $856,960, the Company's cost adjusted for revenues and expenses through December 31, 1993. The successful drilling of three additional Cherry Canyon wells during the fourth quarter of 1995 at a cost to the Company of approximately $924,000, brings the total number of wells operated by the Company in this field to ten. The three new wells were completed with combined initial producing rates of 255 barrels of oil per day ("BOPD") and 540 thousand cubic feet of gas per day ("MCFD"). The Company expects combined average production rates of approximately 100 BOPD and 265 MCFD, subject to normal declines.

         The Company operated Jameson (Strawn) Field is located in the southwest end of the Jameson feature in Coke and Sterling Counties approximately 80 miles east of Midland, Texas. At the time the Company acquired the Jameson properties, there were 21 gross wells which were shut-in for various reasons by the former operator. Over a three year period the Company has returned 15 of these wells to production and converted nearly 40 percent of the 54 currently producing wells to a less expensive plunger lift method of artificial lift. The Jameson properties also provide opportunities for reentries, infill drilling, and field extension development drilling. In April and August, 1996 the Company completed two field extension development wells at an aggregate cost of approximately $720,000. Average aggregate production rates for these wells are approximately 45 BOPD and 250 MCFD, subject to normal declines. Effective June 1, 1996, the Company acquired various additional royalty interests from John Gordon McGill in properties in the Jameson Field for approximately $500,000.

         In May, 1995, the Company acquired a 50 percent working interest and operations in three state tracts in Redfish Bay Field, Nueces County, Texas.
At the time of the acquisition there was marginal production from these tracts. Under the acquisition agreement, the Company is required to expend certain funds in the development of these tracts. The Company's performance is secured by an $850,000 letter of credit issued by its bank in favor of the seller. The Company began a rework program immediately and established a gas well at a cost to the Company of approximately $41,000, which produced at initial rates of 1,550 MCFD of gas and 16 barrels of condensate per day. After six months of production, the zone was depleted, and, in the first quarter of 1996, the Company recompleted this wellbore to another zone at a cost to the Company of approximately $53,000 with initial rates of 240 BOPD and 100 MCFD and expected average production rates of approximately 160 BOPD and 40 MCFD, subject to normal declines. Remaining development obligations under this agreement were approximately $295,000 as of September 30, 1996. The Company's present credit facility is expected to provide the funds needed.

         In December, 1995, a replacement well was drilled in the Company owned and operated Ackerly (Dean) Field in Dawson County, Texas (the T.L. Wallace property), at a cost to the Company of approximately $402,000. This new well, which was upstructure from an advancing adjacent waterflood operated by a major oil company, had initial producing rates of 152 BOPD and 106 MCFD, subject to normal declines.

         In 1995, the Company acquired three 3D seismic exploration projects in the Permian Basin Northwestern Shelf located in Terry and Hockley Counties, Texas. The Company has a 50 percent working interest in two of the projects and a 25 percent working interest in the other. Summit participates with the Company for a 5 percent working interest in all three projects and MRO operates
the projects.   In May, 1996, a test well was drilled on the Sunburst project.
The well encountered hydrocarbons in the Clearfork reservoir, but drill stem tests, logs and seismic data indicated the zone to be too far removed from the
Clearfork structure to support a commercial completion attempt.   The Abo zone,
which was the primary target in the well, was water-bearing, and the well was plugged and abandoned. The cost to the Company as of September 30, 1996 for all three projects was approximately $1,136,000, of which $890,000 was incurred for seismic and leasehold acquisition costs and $234,000 was incurred to drill the well. It is estimated that the Company will spend approximately $750,000 during the next six months in drilling exploratory wells on the three projects. The Company's present credit facility and cash flow from operations are expected to provide the funds needed.

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

         In July, 1996, a joint 3D seismic acquisition program was undertaken with Texland Petroleum, Inc. of Fort Worth, Texas, at the junction of Sterling, Tom Green, and Reagan Counties, Texas for the purpose of evaluating deep (approximately 10,000 feet) potential for oil indicated by production from nearby properties and by geological evidence. Evaluation is expected to be complete in the early part of the fourth quarter of 1996, and it is anticipated that a deep well may be spudded during the first quarter of 1997. The Company owns 100 percent of the working interest in this project. Geological, geophysical and the leasehold acquisition costs incurred by the Company in this project as of September 30, 1996 are approximately $320,000.

         The Company's financing was obtained from First Union National Bank of North Carolina ("First Union") under a $20,000,000 credit facility. Effective June 1, 1995, this note was amended to provide 25 percent of the borrowing base as working capital and to lower the interest rate from prime rate plus 1.5 percent to prime rate plus .75 percent. In exchange the bank received 150,000 warrants to purchase common stock at $4.00 per share. Amounts outstanding under this loan agreement bear interest of nine percent at September 30, 1996 (prime rate plus .75 percent). Interest is payable monthly as it accrues. Principal on this note was payable in monthly payments of $100,000 with the final maturity in October, 1997. In May, 1996 First Union reduced the monthly principal payment to zero. The principal balance outstanding on this loan was $8,530,000 as of September 30, 1996. Summit's financing was also obtained from First Union under a separate $500,000 credit facility. Borrowings under this facility ($352,000 as of September 30, 1996) bear interest at the prime rate plus 1.5 percent with monthly principal payments of $9,000. These notes are secured by the majority of the Company's oil and gas properties. Cash flow from operations will be used to retire this debt.

         In the first nine months of 1996, cash flow from operations was $674,041, as compared to $1,421,850 for the same period of 1995. Exploration costs and dry hole and abandonment costs incurred in 1996 account for the majority of this decrease. The net loss was $176,912 in 1996 and $65,271 in 1995. Included in net loss is depletion, depreciation and amortization of $746,024 and $906,174 for 1996 and 1995, respectively. In 1996, the net loss includes exploration costs (geological and geophysical costs) of $467,630 related to the three 3D seismic exploration projects in Terry and Hockley Counties, Texas, and the 3D seismic acquisition program in Sterling, Tom Green and Reagan Counties, Texas. The 1996 net loss also includes dry hole and abandonment costs of $412,932 (the costs of two unsuccessful exploratory wells). Exploration costs and dry hole and abandonment costs must be charged to expense under the Company's method of accounting. The Company incurred no exploration costs in 1995 until the fourth quarter.

         The Company's investing activities used cash flow of $4,445,413 in 1996 as compared to $1,435,115 in 1995. The increase in 1996 is primarily related to the purchase of Summit, the acquisition of producing property interests, the drilling, completion and recompletion of development wells and the open market purchases of marketable equity securities of a potential
acquisition target oil and gas company.   The

Company is in the process of liquidating its investment in the marketable equity securities, and has charged to expense previously capitalized costs of approximately $115,000 incurred in connection with its pursuit of this acquisition opportunity.

         Net cash provided by financing activities was $3,342,562 in 1996 as compared to cash used of $127,031 in 1995, an increase of $3,469,593, a result of increased bank borrowings and the collection of a note receivable from an officer/director.

         As of December 31, 1995, the Company had working capital of approximately $88,000. As of June 30, 1996, the Company had working capital of approximately $917,924. The increase is attributable to the elimination of the parent company's current maturities on long-term debt as discussed above. The Company believes cash flow from operations will be sufficient to fund its existing operating needs. In addition, the Company has under its present credit facility the ability to fund its capital needs.

         As of June 30, 1996, the Company had total assets of approximately $18,300,000 with approximately $1,175,000 in current liabilities and long-term debt of approximately $8,850,000. This compares to December 31, 1995 when the Company had total assets of approximately $14,123,000 with approximately $1,951,000 in current liabilities and long-term debt of approximately $4,525,000. Current assets were approximately 11 and 14 percent of total assets at June 30, 1996 and December 31, 1995, respectively.

         The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of January 1, 1996, the posted price was $18.00 per barrel for West Texas Intermediate crude. As of September 30, 1996, the posted price was $24.00 per bbl. These fluctuations have a significant impact on the Company's financial condition and liquidity. However, management believes it can maintain adequate liquidity for future needs.

Results of Operations - Three Months Ended September 30, 1996 and 1995

         Net loss increased from $30,678 for the three months ended September 30, 1995 to $105,141 for the same period in 1996, an increase in loss of $74,463. Included in the net loss for 1996 was exploration costs of $157,801 for which there was no similar item in 1995. Also included in the net loss for 1996 was dry hole and abandonment costs of $203,983 related to an unsuccessful San Andres exploratory well. Abandonment costs for the same period in 1995 were $1,031. Other individual categories of income and expense are discussed below.

         Oil and gas sales increased from $1,249,724 in the third quarter of 1995 to $1,765,338 in the same period of 1996. This increase of $515,614 or 41 percent resulted from increased oil and gas prices and oil production offset in part by decreased gas production. Oil and gas sales included a $5,427 gain in
1995 from gas swap contracts.   Oil and gas production quantities were 39,604
bbls and 360,868 mcf in 1995 and 54,198 bbls and 259,511 mcf in 1996, an increase of 14,594 bbls or 37 percent and a decrease of 101,357 mcf or 28 percent. Oil production increased due to the recompletion of a former gas well as an oil well at Redfish Bay in the first quarter of 1996, from successful development wells drilled on the Ned Wilson 133 and T.L.Wallace properties in the fourth quarter of 1995 and from interests acquired in the Jameson Field and other producing properties in the second quarter of 1996. Gas production decreased due to the gas to oil well conversion at Redfish Bay noted above and production declines at the Copano Bay and Cope properties. Oil production also
declined at Copano Bay.   Average gas prices increased from $1.62 per mcf in
1995 to $2.39 per mcf in 1996, while average oil prices increased from $16.63 per bbl in 1995 to $21.11 per bbl in 1996.

         Production costs increased from $563,983 in the third quarter of 1995 to $780,814 for the same period of 1996, an increase of $216,831 or 38 percent. This increase was attributable to increased costs at the Cope waterflood unit and the Redfish Bay properties, and an increased number of producing development wells drilled in late 1995 and 1996.

         General and administrative expenses ("G&A") increased from $222,525 for the third quarter of 1995 to $391,422 for the same period of 1996, an increase of $168,897 or 76 percent. This increase was due largely to the write-off in 1996 of approximately $115,000 of previously capitalized costs attributable to the abandoned oil and gas company acquisition effort described earlier. The balance of the increase was primarily attributable to increased labor costs incident to relocation of the Company's corporate office from Midland, Texas to Houston, Texas.

         Depreciation, depletion and amortization ("DD&A") based on production and other methods decreased from $310,639 in the third quarter of 1995 to $272,863 in the same period of 1996, a decrease of $37,776 or 12 percent, due primarily to increased reserve quantities.

            Other operating costs and expenses of $29,373 in 1996 represents the write-off of the net book value (unamortized cost as of September 30, 1996) of the Company's contract to manage Summit.

         Interest expense increased from $158,406 for the third quarter of 1995 to $184,318 for the same period of 1996, an increase of $13,602 or 16 percent due to increased long-term borrowings offset in part by lower interest rates.

Results of Operations - Nine months Ended September 30, 1996 and 1995

         Net loss increased from $65,271 for the nine months ended September 30, 1995 to $176,912 for the same period in 1996, an increase in loss of $111,641. Included in the net loss for 1996 was exploration costs of $467,630 for which there was no similar item in 1995. Also included in the net loss for 1996 was dry hole and abandonment costs of $412,932 related to the unsuccessful San Andres and initial Sunburst exploratory wells discussed earlier. Abandonment costs for the same period in 1995 were $5,497. Other individual categories of income and expense are discussed below.

         Oil and gas sales increased from $3,854,971 in the first nine months of 1995 to $4,870,664 in the same period of 1996. This increase of $1,015,693 or 26 percent resulted from increased oil and gas prices and oil production offset in part by decreased gas production. Oil and gas sales included a $2,074 loss in 1995 and a $25,860 loss in 1996 from gas swap contracts. Oil and gas production quantities were 124,079 bbls and 968,212 mcf in 1995 and 157,982 bbls and 740,771 mcf in 1996, an increase of 33,903 bbls or 27 percent and a decrease of 227,440 mcf or 23 percent. Oil and gas production increases and decreases are attributable to the same properties for the same reasons as discussed above in the review of operations for the three months ended September 30, 1996 and 1995. Average gas prices increased from $1.76 per mcf in 1995 to $2.30 per mcf in 1996, while average oil prices increased from $17.35 per bbl in 1995 to $20.22 per bbl in 1996.

         Production costs increased from $1,867,544 in the first nine months of 1995 to $2,203,103 for the same period of 1996, an increase of $335,559 or 18 percent for the same reasons as discussed above in the review of operations for the three months ended September 30, 1996 and 1995. Additionally, production costs associated with producing property acquisitions in mid-year 1995 and during 1996 contributed to the overall production cost increase.

         G&A increased from $805,631 in the first nine months of 1995 to $1,018,250 in the same period of 1996, an increase of $212,619 or 26 percent. This increase was primarily attributable to the same reasons as discussed above in the review of operations for the three months ended September 30, 1996 and 1995.

              DD&A based on production and other methods decreased from $906,714 in the first nine months of 1995 to $746,024 in the same period of 1996, a decrease of $160,690 or 18 percent, due primarily to increased reserve quantities.

              Other operating costs and expenses of $29,373 in 1996 represents the write-off of the net book value (unamortized cost as of September 30, 1996) of the Company's contract to manage Summit.

              Interest expense increased from $451,878 for the first nine months of 1995 to $496,900 for the same period of 1996, an increase of $45,022 or 10 percent due to increased long-term borrowings offset in part by lower interest rates.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

                 None.

Item 2.  Changes in securities

                 None.

Item 3.  Defaults upon senior securities

                 None.

Item 4.  Submission of matters to a vote of security holders

                 None.

Item 5.  Other Information

                 None.

Item 6.  Exhibits and reports on Form 8-K

                 a.       Exhibits:

                          27    Article 5 Financial Data Schedule for third
                          quarter 10-QSB (only filed electronically)

                 b. Reports on Form 8-K - A report on Form 8-K under item 2 acquisition or disposition of assets dated September 18, 1996 was filed.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                            MIDLAND RESOURCES, INC.
                                            (Registrant)
[S]
Date: November 14, 1996                     By: /s/ DEAS H. WARLEY III
                                            ----------------------------------
                                            Deas H. Warley III, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date Indicated:





Date:  November 14, 1996                    By:/s/ DARRELL M. DILLARD
                                               ---------------------------------
                                               Darrell M. Dillard,
                                               Chief Financial Officer

                               Index to Exhibits

Exhibit No.                        Description
------------                       -----------
    27            Financial Data Schedule