Form 10QSB/A
period 1996-09-30
MIDLAND RESOURCES INC /TX/
filed 1996-11-19
CIK 868424

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                AMENDMENT NO. 1
                                       TO
                                 FORM 10-QSB/A



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


         In the first nine months of 1996, cash flow from operations was $674,041, as compared to $1,421,850 for the same period of 1995. Exploration costs and dry hole and abandonment costs incurred in 1996 account for the majority of this decrease. The net loss was $196,298 in 1996 and $65,271 in 1995. Included in net loss is depletion, depreciation and amortization of $746,024 and $906,174 for 1996 and 1995, respectively. In 1996, the net loss includes exploration costs (geological and geophysical costs) of $467,630 related to the three 3D seismic exploration projects in Terry and Hockley Counties, Texas, and the 3D seismic acquisition program in Sterling, Tom Green and Reagan Counties, Texas. The 1996 net loss also includes dry hole and abandonment costs of $412,932 (the costs of two unsuccessful exploratory wells). Exploration costs and dry hole and abandonment costs must be charged to expense under the Company's method of accounting. The Company incurred no exploration costs in 1995 until the fourth quarter.



         The Company's investing activities used cash flow of $4,442,251 in 1996 as compared to $1,435,115 in 1995. The increase in 1996 is primarily related to the purchase of Summit, the acquisition of producing property interests, the drilling, completion and recompletion of development wells and the open market purchases of marketable equity securities of a potential
acquisition target oil and gas company.   The

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


         As of December 31, 1995, the Company had working capital of $87,749. As of September 30, 1996, the Company had working capital of $920,210. The increase is attributable to the elimination of the parent company's current maturities on long-term debt as discussed above. The Company believes cash flow from operations will be sufficient to fund its existing operating needs. In addition, the Company has under its present credit facility the ability to fund its capital needs.



         As of September 30, 1996, the Company had total assets of $18,295,054 with $1,172,884 in current liabilities and long-term debt of $8,852,787. This compares to December 31, 1995 when the Company had total assets of $14,123,352 with $1,950,703 in current liabilities and long-term debt of $4,524,617. Current assets were approximately 11 and 14 percent of total assets at September 30, 1996 and December 31, 1995, respectively.



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


Results of Operations - Three Months Ended September 30, 1996 and 1995


         Net loss increased from $30,678 for the three months ended September 30, 1995 to $124,527 for the same period in 1996, an increase in loss of $93,849. Included in the net loss for 1996 was exploration costs of $157,801 for which there was no similar item in 1995. Also included in the net loss for 1996 was dry hole and abandonment costs of $203,983 related to an unsuccessful San Andres exploratory well. Abandonment costs for the same period in 1995 were $1,031. Other individual categories of income and expense are discussed below.


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


         Interest expense increased from $158,406 for the third quarter of 1995 to $184,318 for the same period of 1996, an increase of $25,902 or 16 percent due to increased long-term borrowings offset in part by lower interest rates.


Results of Operations - Nine months Ended September 30, 1996 and 1995


         Net loss increased from $65,271 for the nine months ended September 30, 1995 to $196,298 for the same period in 1996, an increase in loss of $131,027. Included in the net loss for 1996 was exploration costs of $467,630 for which there was no similar item in 1995. Also included in the net loss for 1996 was dry hole and abandonment costs of $412,932 related to the unsuccessful San Andres and initial Sunburst exploratory wells discussed earlier. Abandonment costs for the same period in 1995 were $5,497. Other individual categories of income and expense are discussed below.


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



                                            MIDLAND RESOURCES, INC.
                                            (Registrant)

[S]
Date: November 18, 1996                     By: /s/ DEAS H. WARLEY III
                                            ----------------------------------
                                            Deas H. Warley III, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date Indicated:






Date:  November 18, 1996                    By:/s/ DARRELL M. DILLARD
                                               ---------------------------------
                                               Darrell M. Dillard,
                                               Chief Financial Officer

                               Index to Exhibits

Exhibit No.                        Description
------------                       -----------
    27            Financial Data Schedule