Form 10KSB
period 1996-12-31
MIDLAND RESOURCES INC /TX/
filed 1997-04-15
CIK 868424

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-18836

                             MIDLAND RESOURCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               TEXAS                                     75-2286814
      (STATE OF INCORPORATION)              (IRS EMPLOYER IDENTIFICATION NUMBER)


16701 GREENSPOINT PARK DRIVE,  SUITE 200                   77060
            HOUSTON, TEXAS                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (281) 873-4828
                            ISSUER'S TELEPHONE NUMBER

   Securities registered pursuant to Section 12(b) of the Exchange Act:  None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 Par Value
              Warrants to purchase common stock at $4.00 per share

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X

     State issuer's revenues for fiscal 1996:  $7,240,030

     State the aggregate market value of the voting stock held by non-affiliates computed using $5.75, the price at which the stock sold on March 26, 1997:
$15,703,359

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   Common Stock, Par Value $.001         4,411,031 Shares as of March 26, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Report is incorporated by reference from the Issuer's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1997.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I.                                   1

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . .   1
ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . . .   3
          Oil and Gas Properties . . . . . . . . . . . . . . . . . . . . . .   3
          Net Production, Unit Sales and Production Cost . . . . . . . . . .   6
          Oil and Gas Reserves . . . . . . . . . . . . . . . . . . . . . . .   7
          Drilling Activity. . . . . . . . . . . . . . . . . . . . . . . . . . 9
          Other Property . . . . . . . . . . . . . . . . . . . . . . . . . .   9
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .   9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                                    PART II.                                  10

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .  10
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . .  11
          Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . . .  11
          Capital Resources and Liquidity. . . . . . . . . . . . . . . . . .  11
          Results of Operations - Years ended December 31, 1996,
          1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . .  14
ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .  15
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . .36

                                    PART III.                                 36

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . . . . . .  36
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . .  36
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . .  36
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .  36
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .  37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

EXHIBITS


                                      (i)

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION STATEMENTS CONTAINING THE WORDS "BELIEVES', "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT

                                     PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

          Midland Resources, Inc., a Texas corporation, (the "Company", which reference shall include the Company's majority owned subsidiaries), is an independent oil and gas company engaged primarily in the exploration and development of domestic oil and gas. The Company, incorporated June 5, 1989, was organized in 1990 with the issue of common stock and warrants in exchange for the partnership interests of seven former public oil and gas limited partnerships.

          The Company emphasizes the application of advanced technology to explore for, develop and produce natural gas and oil. The Company's historical growth has been primarily through the acquisition and subsequent development of oil and gas properties. In 1995, the Company added three dimensional ("3D") seismic exploration capability.

          The Company also has the capability to conduct 3D numerical simulation and modeling of petroleum reservoirs. This capability should prove valuable in the economic assessment, reservoir management, and future development of secondary and enhanced recovery projects. In early 1995, the Company began a joint project with the federal government's Los Alamos National Laboratory to develop computerized 3D reservoir modeling and simulation of the Company operated Cope Waterflood Unit. The simulation model, currently under active development, will be utilized to improve reservoir management and potentially enhance oil production by locating bypassed oil, determining new infill drilling locations and designing optimum waterflood injection patterns for increased oil recovery. Management believes the Company is one of the few companies its size to possess this capability.

          On December 20, 1996, the Company completed the acquisition of Summit Petroleum Corporation, an affiliate, for cash.

          Although the Company's principal properties are located in Texas, the Company also owns leasehold interests in developed and undeveloped oil and gas acreage in North Dakota, Illinois, Colorado and Oklahoma.

REGULATION

          The Company's exploration, production and marketing operations are regulated at the federal, state and local levels. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, there are statutes or regulations addressing conservation practices and the protection of correlative rights, and such regulations may affect the Company's operations and limit the quantity of oil or gas that the Company may produce and sell. Other regulated matters include marketing, transportation and valuation of royalty payments.

          Among other regulatory matters at the federal level, the Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act. The Company's gas sales are not subject to price controls but are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. To date, the Company has not experienced any material adverse effect on gas marketing as a result of these FERC orders. However, the Company cannot predict what effect these or subsequent regulations may have on its future gas marketing.

ENVIRONMENTAL

          As an owner and operator of oil and gas properties, the Company is additionally subject to various federal, state and local environmental regulations, including air and water quality control laws. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Although the Company believes that it is in substantial compliance with existing applicable environmental laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company. Costs associated with compliance with such laws have not been a material factor in the Company's operations.

COMPETITION

          The oil and gas industry is highly competitive. Competition for the sale of oil and gas is principally related to pricing as it is affected by quality and transportation costs. The price for oil and gas is widely followed and is generally subject to worldwide market factors. Competition to acquire oil and gas leases is significant and the Company will be competing with major oil and gas companies which have significantly greater resources.

MAJOR CUSTOMERS

          The Company had sales to the following companies that amounted to 10% or more of revenues:

                                             1996      1995      1994
                                             ----      ----      ----
               AMOCO Production Company        -        11%        -
               HPL Resources Company           -        11%        -
               Panhandle Gas Company           -         -        16%
               Sun Refining                   15%       17%       14%
               Western Gas Resources          18%       18%       20%
               Conoco, Inc.                   12%

          Because of the ready market for its oil and gas, the Company does not consider itself dependent on any single customer or group of customers.

INSURANCE

          The Company maintains insurance customary for operations of a similar nature. No loss of production coverage has been sought.

EMPLOYEES

          On March 22, 1997, the Company had 22 full-time employees, none of which are subject to collective bargaining arrangements. From time to time, the Company utilizes the services of independent contractors to perform various field and other services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

OFFICE FACILITIES

          In September 1995, the Company moved its executive offices to leased space located at 16701 Greenspoint Park Drive, Suite 200, Houston, Texas 77060. In November 1995, the Company purchased a 3,750 square foot building and 2.0 acres of land located at 3419 Hwy. 158, Midland, Texas, from Mr. Warley and another individual (See NOTE F. RELATED PARTIES, to Consolidated Financial Statements), for use as a district office, warehouse and equipment yard. The Company believes these facilities are adequate for its present needs.

ITEM 1A.  EXECUTIVE OFFICERS

          Information regarding executive officers not incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders is as follows.

DEAS H. WARLEY III, (54), President and Chairman of the Board of Directors of the Company since 1990 and has been employed in the oil and gas industry since 1979. From 1989 until the present Mr. Warley has been the president and director of Summit Petroleum Corporation ("Summit"), a public oil and gas company until
its acquisition by the Company in 1996.   Mr. Warley received a Bachelor of
Science Degree in Engineering from Arizona State University in 1971 and Master of Science Degree in Engineering from the Air Force Institute of Technology in 1973. Mr. Warley is a member of the National Petroleum Council, the Texas representative to the Strategic Technological Council, and a member of the Review Panel for the Department of Energy Natural Gas and Oil Technology Partnership. Mr. Warley is a registered Professional Engineer in the state of Texas. He is a member of the Independent Petroleum Association of America, the Permian Basin Petroleum Association, the North Texas Oil and Gas Association, and the Society of Petroleum Engineers.

HOWARD E. EHLER, (52), Chief Financial Officer and Vice President of Finance, joined the Company February 14, 1997. Mr. Ehler is a Certified Public Accountant who has been engaged in public accounting for 30 years, with emphasis in auditing and consulting in the oil and gas industry. Mr. Ehler was formerly a partner with the firm of Grant Thornton. He is a member of the American Institute of Certified Public Accountants (AICPA), the Texas Society of Certified Public Accountants and the SEC Practice Section of the AICPA. Mr. Ehler received a BBA degree from Texas Tech University in 1966.

JESSE Q. OZBOLT, (55), Vice President of Engineering/Operations of the Company, joined the Company in November 1995 and has been employed in the oil and gas industry since 1969. Prior to joining the Company, he was Vice President of Engineering/Operations for Enex Resources Corporation, a Kingwood, Texas, based oil and gas production company, where he had been employed since 1982. Mr. Ozbolt received a Bachelor of Science Degree in Civil Engineering, Magna Cum Laude, from Duke University in 1963. He is a member of the Society of Petroleum Engineers.

MARILYN D. WADE, (45), Secretary and Administrative Manager of the Company since 1992, has been employed in various accounting, administrative and management positions. Ms. Wade has been Administrative Manager of MRO since April 1992. Prior to joining MRO, Ms. Wade was the accountant and office manager with Callaway Oil and Gas from 1988, was self-employed during 1987 and 1988, and was employed by Midland Resources, Inc. (not the registrant) from 1984 to 1987.


ITEM 2.   DESCRIPTION OF PROPERTIES

OIL AND GAS PROPERTIES

          The Company owns leasehold interests in developed and undeveloped oil and gas acreage located in the states of Texas, North Dakota, Illinois, Colorado and Oklahoma. See Item. 1. Description of Business.

TITLE TO PROPERTIES

          The Company believes that its title to the various oil and gas interests is satisfactory and consistent with the standards generally accepted in the oil and gas industry. The interests of the Company may be subject to one or more royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the industry. The majority of the value of the Company's properties is mortgaged to secure borrowings under the bank credit facility.

PERMIAN BASIN REGION, TEXAS

RHODA WALKER (CHERRY CANYON) FIELD

          This field is located in Ward County, Texas, in which the Company has an interest in 9 wells which are operated by the Company with a combined average production rate of approximately 100 BOPD and 143 MCFD, subject to normal declines. During the fourth quarter of 1995, three Rhoda Walker Field development wells were drilled at a cost to the Company of approximately $880,000. These wells increased oil and gas production from this field by 140%. The Company's net revenue interest in these wells is 87.5%.

ACKERLY (DEAN) FIELD

          This field is located in Dawson County, Texas, in which the Company has an interest in 2 wells which are operated by the Company with a combined average production rate of approximately 98 BOPD and 100 MCFD, subject to normal declines. The Wallace #3 development well was completed in January 1996 at a cost to the Company of approximately $402,000. The Company's net revenue interest in these wells is 87.5%.

JAMESON (STRAWN) FIELD

          This field is located in Coke and Sterling Counties, Texas in which the Company has an interest in 56 wells which are operated by the Company with a combined average production rate of approximately 118 BOPD and 1,446 MCFD, subject to normal declines. At the time the Company acquired the Jameson properties, there were 21 gross wells which were shut-in for various reasons by the former operator. The Company has returned 15 gross wells to production and has converted nearly 40% of the wells from producing via conventional pumping unit to a less expensive plunger lift method of artificial lift. Before this activity was commenced, production levels were at approximately 170 BOPD and 1,800 MCFD. Production peaked, in 1992, at 230 BOPD and 2,100 MCFD, an increase of 35% and 17% respectively, before resuming normal decline. The Company's net revenue interest in these wells ranges from 90% to 92%.

          The leasehold encompasses 8,129 gross acres which provide opportunities for reentries, infill drilling, and field extension development drilling. The limits of the sand deposition have not yet been defined and a number of locations could possibly be developed within the leasehold area. In April and August 1996, the Company completed two field extension development wells at an aggregate cost of approximately $700,000. Average aggregate production rates for these wells are approximately 45 BOPD and 250 MCFD, subject to normal declines. Effective June 1, 1996, the Company acquired various additional royalty interests from John Gordon McGill in properties in the Jameson Field for approximately $500,000.

COPE WATERFLOOD UNIT

          The Cope Unit is located in Sterling County, Texas. This project encompasses 2,032 gross acres and at present has 21 gross active wells, 7 of which are injectors. At the time the Company acquired the Cope Unit, production had declined to 100 BOPD. Several shut-in wells were reactivated with total unit production immediately improving to 137 BOPD. The Cope Unit was operated with a peripheral type flood pattern by former operators. The Company has slightly modified this pattern which has resulted in an arrest of the normal decline and constant production levels for the last 5 years.

          The Company is working in conjunction with Los Alamos National Laboratory to develop a 3D mathematical simulation model of the field. Funded by the Department of Energy, this cooperative effort, under the Advanced Reservoir Management Program, is the development of computer simulations to predict fluid distribution and movement through the reservoir and, in turn, optimize waterflood injection patterns and determine potential drilling locations to recover bypassed hydrocarbons.

          Effective May 1, 1996, the Company acquired an additional 15.75% working interest for approximately $79,000, and now owns approximately 77% of the working interest in this property. The Cope Unit produces from the Spraberry formation. In June 1996, the Company drilled a replacement well for one of the producing wells in the unit which was producing mostly water. The Cope Unit oil production has been maintained at approximately 125 barrels of oil per day and unit produced water has been reduced substantially.

3D SEISMIC EXPLORATION PROGRAM

          The Company has acquired three 3D seismic exploration projects located in Terry and Hockley Counties, Texas. The Company will be the operator for all three projects and has a 55% working interest in two of the projects and a 30% working interest in the third. The projects cover 16,610 gross acres and will target 3 potentially productive reservoir zones in each project. In 1996 two wells were drilled on one of the prospects, one was a dry hole and the Amoco Unit No. 1 well was completed in late 1996. As of December 31, 1996, drilling had commenced on wells in each of the other two prospects and the Company's cumulative expenditures as of that date totaled approximately $1,824,000. Of these wells, the Caddell No.1 well in which the Company has a 55% working interest was completed in March 1997 at a total cost of $516,000. The second well, Gardner No.1, is currently in the completion stage, and the Company has a 30% working interest. Estimated cost for this well is $281,000 to the Company's interest.

          In July 1996, a fourth 3D seismic exploration project was undertaken at the junction of Sterling, Tom Green, and Reagan Counties, Texas. The Sugg No. 1 well was drilled and completed in this prospect during the first quarter of 1997, in a limited partnership, of which the Company is the general partner and a 50% owner. Through this limited partnership the Company recovered costs of approximately $360,000 and incurred completion costs on the Sugg well of approximately $240,000. The Company will bear 50% of the costs of future wells in this project. The working interest in the leases in this project vary. Once a pump is in place, expected in April, 1997, this well is expected to produce at approximately 200 BOPD. (See Plan of Operation.)

OTHER WEST TEXAS PROPERTIES

          In August 1994, the Company acquired working interests in certain oil and gas properties with 19 gross wells in Coke and Howard Counties, Texas, from Ricky W. Patterson, E. W. Patterson and James A. Walton for the purchase price of $1,950,000 which was adjusted for revenues and expenses through the closing date. These wells are operated by the Company and in 1996 had a combined average production rate of approximately 74 BOPD and 238 MCFD, subject to normal declines.

          In addition to the above described properties, the Company owns and operates 21 leases located within a 150 mile radius of Midland, Texas, containing 21 gross producing wells on 2,778 gross acres. These wells are produced from the Yates, Spraberry and Pennsylvanian formations at depths ranging from 1,800 feet to 9,000 feet. The production is heavily weighted to oil and some leases have additional development opportunities.

GULF COAST REGION, TEXAS

COPANO BAY

          The Copano Bay property is located in Aransas County, Texas, approximately 50 miles northeast of Corpus Christi. The leasehold encompasses 2,355 gross acres and currently has eight gross producing wells. At the time the Company acquired Copano Bay, it was producing approximately 65 BOPD and 465 MCFD. The Company conducted several successful workovers, recompletions and re-entries, and increased production, which even after some initial decline, averaged 52 BOPD and 828 MCFD in 1996. Several additional recompletion and sidetracking opportunities have been identified. During 1994, 1995 and 1996, Copano Bay properties accounted for approximately 16%, 9% and 5%, respectively, of the Company's total oil production and approximately 40%, 28% and 16%, respectively, of the Company's total gas production.

          During 1995, the Bureau of Economic Geology ("BEG") of the University of Texas at Austin initiated a comprehensive geological study of the Copano Bay Field to identify zones where oil and gas may have been bypassed and where additional reserves may yet be developed. The Company, as a significant operator in the field, was asked to supply data and cooperated closely with the BEG in getting the study underway. Results of the study will be supplied to the Company for its utilization in further development of the field.

          Effective June 1, 1996, the Company acquired an additional 5% working interest from Dobbs Oil & Gas, Inc. in the Company operated Copano Bay property in Aransas County, Texas, for approximately $177,000, and now owns approximately 68% of the working interest in this property.

REDFISH BAY

          In May 1995, the Company acquired a 50 percent working interest and operations in three State tracts in Redfish Bay field, Nueces County, Texas in return for a commitment to expend $1,000,000 in capital expenditures over two
years.   In February 1997, the Company sold its interests in this field for
$1,647,000 in order to concentrate its efforts in the Permian Basin area of West Texas. The Company expects to realize an approximate $350,000 gain on this sale.

OTHER AREAS

          The Company owns other interests in Illinois, Oklahoma, Colorado, North Dakota, Central Texas and West Texas including 91 gross producing wells. The value associated with these interests are small by comparison to the Company's other properties. Commencing in 1995, the Company has participated with Texaco, operator of the Johnsonville Waterflood Unit in Wayne County, Illinois, in a combined 3D seismic survey and extensive modeling project to determine the extent of additional reserves. The seismic data has been processed and model construction has begun. The preliminary findings of this project should be completed in 1997.

          The following table sets forth information concerning the Company's leasehold ownership interests as of December 31, 1996.


                         TABLE I  -  LEASEHOLD INTEREST
                             AS OF DECEMBER 31, 1996

                                           GROSS (b)       NET (c)
                                           ---------       -------
          Developed Acreage (a)             21,780         15,576
          Undeveloped Acreage (d)            6,640          3,197
          Net Royalty Acreage                               4,399
          Active Working Interest Wells:
               Oil                             184            118
               Gas                              39             19
          Net Royalty Wells                                     1.9

(a)       DEVELOPED ACREAGE IS ACREAGE SPACED FOR OR ASSIGNABLE TO PRODUCTIVE
          WELLS.
(b) A GROSS WELL OR ACRE IS A WELL OR ACRE IN WHICH A WORKING INTEREST IS OWNED. THE NUMBER OF GROSS WELLS IS THE TOTAL NUMBER OF WELLS IN WHICH A WORKING INTEREST IS OWNED. THE NUMBER OF GROSS ACRES IS THE TOTAL NUMBER OF ACRES IN WHICH A WORKING INTEREST IS OWNED.
(c) A NET WELL OR ACRE IS DEEMED TO EXIST WHEN THE SUM OF FRACTIONAL OWNERSHIP WORKING INTERESTS IN GROSS WELLS OR ACRES EQUALS ONE. THE NUMBER OF NET WELLS OR ACRES IS THE SUM OF THE FRACTIONAL WORKING INTERESTS OWNED IN GROSS WELLS OR ACRES EXPRESSED AS WHOLE NUMBERS AND FRACTIONS THEREOF.
(d) UNDEVELOPED ACREAGE IS OIL AND GAS ACREAGE ON WHICH WELLS HAVE NOT BEEN DRILLED OR TO WHICH NO PROVED RESERVES OTHER THAN PROVED UNDEVELOPED RESERVES HAVE BEEN ATTRIBUTED.

NET PRODUCTION, UNIT SALES AND PRODUCTION COST

          The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per mcf of natural gas produced and the average production (lifting) cost per unit of production for the years ended December 31, 1996, 1995 and 1994.

                TABLE II  -  PRODUCTION, PRICE AND COST DATA

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                     1996                 1995                    1994
                                                ------------          ------------            ------------
   OIL (a):
         Production (Bbls)                               215,913               166,652             171,755
         Revenue                                    $  4,566,130          $  2,879,973        $  2,732,531
         Average Bbls per day                                591                   457                 471
         Average Sales price per Bbl                $      21.15          $      17.28        $      15.91
   GAS (b):
         Production (Mcf)                              1,002,482             1,268,772        $  1,356,130
         Revenue                                    $  2,392,361          $  2,267,060        $  2,533,228
         Average Mcf per day                               2,746                 3,476               3,715
         Average sales price per Mcf                $       2.39          $       1.79        $       1.87
   PRODUCTION COSTS:
         Production cost                            $  2,981,837          $  2,509,854        $  2,423,032
         Equivalent Bbls (c)                             382,993               378,114             397,777
         Production cost per equivalent Bbl         $       7.79          $       6.64        $       6.09
         Production cost per sales dollar           $       0.43          $       0.49        $       0.46
   TOTAL REVENUES                                   $  6,958,491          $  5,147,033        $  5,265,759

(a)  INCLUDES CONDENSATE.
(b)  INCLUDES NATURAL GAS LIQUIDS.
(c) GAS PRODUCTION IS CONVERTED TO EQUIVALENT BBLS AT THE RATE OF 6 MCF PER BBL, REPRESENTING THE ESTIMATED RELATIVE ENERGY CONTENT OF NATURAL GAS TO OIL.

OIL AND GAS RESERVES

         The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates as of December 31, 1996, 1995, and 1994, are based on evaluations prepared by E. Ralph Green and Associates, Independent Petroleum Engineers. For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil reserves and present value of future net revenues on a 10% discount rate and changes therein, see Notes to the Company's consolidated financial statements. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are subject to change as further information becomes available.

     As an operator of domestic oil and gas properties, the Company has filed Form EIA-23, "Annual Survey of Oil and Gas Reserves," with the Department of Energy as required by Public Law 93-275 and Public Law 95-91. There are differences between the reserves reported on Form EIA-23 and the reserves reported herein. These differences are due to the fact that Form EIA-23 requires an operator to report on total reserves attributable to wells which are operated by it, without regard to ownership. The reserves reported herein are on a net interest basis.

     The estimated proved oil and gas reserves and present value of estimated future net revenues from proved oil and gas reserves for the Company for the three years ended December 31, 1996, are summarized below:

                          TABLE III  -  PROVED RESERVES

                                                                          December 31
                                                ---------------------------------------------------------
                                                     1996                  1995                   1994
                                                ------------          ------------           ------------
     OIL AND LIQUIDS (BBLS):
          Proved developed - Producing             1,635,563             1,668,154              1,362,119
          Proved developed - Non-producing           426,411               250,403                101,556
          Proved undeveloped                         779,506               469,052                714,081
                                                ------------          ------------           ------------
              Total                                2,841,480             2,387,609              2,177,756
                                                ------------          ------------           ------------
                                                ------------          ------------           ------------
     NATURAL GAS (MCF):
          Proved developed - Producing             9,960,517            10,267,799             10,414,230
          Proved developed - Non-producing         3,860,883             3,863,781              2,203,390
          Proved undeveloped                       4,473,153             4,337,162              4,442,901
                                                ------------          ------------           ------------
              Total                               18,294,553            18,468,742             17,060,521
                                                ------------          ------------           ------------


     PRESENT VALUE OF ESTIMATED FUTURE NET
          REVENUES BEFORE INCOME TAXES          $ 39,817,832          $ 17,687,654           $ 15,419,539
                                                ------------          ------------           ------------
                                                ------------          ------------           ------------

The preceding tables should be read in connection with the following definitions:

PROVED RESERVES

          Estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic and operating conditions, e.g., prices and costs as of the date the estimate was made, and assuming continuation of current regulatory practices using conventional production methods and equipment.

PROVED DEVELOPED RESERVES

          Proved oil and gas reserves which are expected to be recovered from existing wells with existing equipment and operating methods. Developed reserves include both producing and non-producing reserves. Producing reserves are those reserves expected to be recovered from existing completion intervals producing to a market as of the date of the appropriate reserve report. Non-producing reserves are reserves that are currently shut-in awaiting a pipeline connection or in reservoirs behind the casing or at minor depths above or below the producing zone and are considered proved by production either from wells in the field, by successful drill-stem tests, or by core analyses from the particular zones. Non-producing reserves require only moderate expense for recovery.

PROVED UNDEVELOPED RESERVES

          Proved oil and gas reserves which are expected to be recoverable from additional wells yet to be drilled or from existing wells where a relatively major expenditure is required for completion.

          In estimating oil reserves for 1996, a price of $25.00 per barrel was used, which is the average actual price in effect for the Company's oil production on January 1, 1997. In estimating gas reserves for 1996, a price of $3.72 per mcf, based on prices in effect at January 1, 1997, was used.

DRILLING ACTIVITY

     The following table summarizes the number of gross and net productive and dry exploration and development wells drilled for the years ended December 31, 1996, 1995 and 1994.

                       TABLE IV - DRILLING ACTIVITY IN WEST TEXAS

                                       For the Year Ended December 31,
                                ---------------------------------------------
                                      1996               1995
                                ---------------     --------------
                                Gross       Net     Gross      Net       1994
                                -----      -----    -----     -----     -----
     Exploratory:
          Productive              1         0.6       0         0         0
          Dry                     2         1.7       0         0         0
                                -----      -----    -----     -----     -----

            Total                 3         2.3       0         0         0
                                -----      -----    -----     -----     -----

     Development:
          Productive              3         2.8       4       3.7         0
          Dry                     0           0       0         0         0
                                -----      -----    -----     -----     -----

            Total                 3         2.8       4       3.7         0
                                -----      -----    -----     -----     -----


OTHER PROPERTY

     On July 11, 1995, the Company's office building located in Midland, Texas was sold to an unrelated third party and, in September, 1995, the Company moved its executive offices to leased space located at 16701 Greenspoint Park Drive, Suite 200, Houston, Texas 77060. In November 1995, the Company purchased a 3,750 square foot building and 2.0 acres land located at 3419 Hwy. 158, Midland, Texas, from a partnership of which Mr. Warley was a 50% owner, for use as a district office, warehouse and equipment yard.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in litigation arising from its attempt in late 1991 to become the general partner of 27 oil and gas limited partnerships sponsored by Merrico Resources, Inc. The Company is appealing a decision entered in the United States Bankruptcy Court for the Western District of Oklahoma preventing it from enforcing its election by the limited partners as the general partner. The ultimate outcome of this matter is uncertain.

     The Company is a Defendant in a lawsuit filed on July 31, 1995, styled MANNA OIL & GAS, INC., DOBBS OIL & GAS, INC. V. MIDLAND RESOURCES, INC., Miresco, INC. MIDLAND RESOURCES OPERATING COMPANY, INC., Cause No. 40,677. The case involves certain Gulf Coast properties located in Copano Bay wherein the Company owns a 63% working interest and is the operator of the properties. The Plaintiffs are (1) seeking a declarative judgment that the Company has failed to meet the standards and procedures set out in the Operating Agreement; (2) attempting to recover an unspecified sum; (3) are asking for an accounting for the years 1993-1995; and (4) attorney fees and costs. The Company believes it has a defensible position with respect to all of the Plaintiffs' claims and intends to defend this case very aggressively.

     The Company filed a counterclaim against Manna Oil and Gas, Inc. ("Manna") in which the Company is seeking specific performance of an oral contract that the Company entered into with Manna, whereby the Company and Manna agreed that if either party acquired any additional property interest or contract rights of any kind in the properties that are the subject of the underlying lawsuit that said party would offer to convey to the other party their proportionate ownership in such newly acquired property interest or contract rights. In the alternative, the Company claims that Manna breached such contract, and the Company is seeking monetary damages, resulting from said breach of contract, as well as attorney fees and court costs.

     There are no material proceedings to which any director, officer, or affiliate of the Company, or any owner of record (or beneficiary) of more than 5 percent of any class of voting securities of the Company is a party adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Response is not required.

                                    PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and its $4.00 warrants are traded on NASDAQ under the symbols MRIX and MRIXZ, respectively. The Company's Common Stock and warrants were authorized for trading on NASDAQ on May 17, 1991. The registrar and transfer agent is Stock Transfer Company of America, Inc., Dallas, Texas. As of March 26, 1997, the Company had 1,828 shareholders of record and 4,411,031 shares outstanding.

                           PRICE RANGE OF COMMON STOCK

                                                  HIGH      LOW
                                                 ------   -------
     1995:  (1)
          First Quarter........................       4     2 3/8
          Second Quarter.......................   3 7/8     2 5/8
          Third Quarter........................   5 3/8     3 1/2
          Fourth Quarter.......................   3 7/8     2 3/8

     1996:  (1)
          First Quarter........................   3 7/8     2 5/8
          Second Quarter.......................   4 1/4     3 1/8
          Third Quarter........................   3 3/4     2 7/8
          Fourth Quarter.......................   3 1/4   1 15/16



(1)  REFLECTS HIGH AND LOW TRADING RANGE INFORMATION RECEIVED FROM NASDAQ.
(2)  ON MARCH 26, 1997, THE BID PRICE WAS 5 3/4.
(3) THESE QUOTATIONS REFLECT INTER-DEALER PRICES, WITHOUT RETAIL MARKUP, MARKDOWN OR COMMISSION AND MAY NOT REFLECT ACTUAL TRANSACTIONS.

     The Company has not paid any dividends on its Common Stock, and it is the present policy of the Company not to do so, but to retain its earnings for future growth and business activities. The Company is also subject to certain loan covenants which include restrictions on dividends, distributions and redemptions.

     On March 26, 1996 the Company issued three year warrants to purchase 15,000 shares of its common stock at $3.50 per share to Southwest Merchant Group, Dallas, Texas as part of the consideration for investment counseling advice. The Company relied upon Section 4(2) of the Securities Act of 1933 for an exemption from registering the warrants based upon there being only one purchaser, the purchasers access to Company information and the business sophistication of the purchasers representatives. On October 23, 1996, the Company issued a five year warrant to purchase 10,000 shares of its common stock at $3.50 per share to Sam Brock, a member of the Company's board of directors, in consideration of his providing expertise and assistance in helping the Company market its hydrocarbon production. The Company relied upon Section 4(2) of the Securities Act of 1933 for an exemption from registering the warrants based upon there being only one purchaser, his knowledge of and access to Company information and his business sophistication.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This discussion should be read in conjunction with the audited financial statements of Midland Resources, Inc. and Subsidiaries.

PLAN OF OPERATION

     The Company's initial capitalization was through the acquisition of the interests of the seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,264,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period November 1990 to November 2002. In October 1995, the Company called for redemption its $2.50 warrants. Holders received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised, resulting in net proceeds of approximately $1,831,000. As of December 31, 1996, none of the $4.00 warrants had been exercised.

     On December 31, 1993, the Company acquired all of the issued and outstanding common stock of MRO through an agreement of acquisition under which the Company issued 1,110,000 shares of common stock to Deas H. Warley III and another former officer and director of the Company. The exchange was based on the relative fair values of the Company and MRO, based on a determination by the Board of Directors of each respective corporation. The overall transaction was subject to a fairness opinion provided by an investment banking firm. The acquisition of MRO expanded the Company's revenue base to include property operations.

     On December 20, 1996, the Company completed the acquisition of Summit Petroleum Corporation ("Summit"), an affiliated entity engaged in oil and gas acquisition, development and exploration activities which owned interests in many of the same properties as the Company. The Company's total investment in acquiring Summit is approximately $2,011,000.

     The Company has increased its proved reserves by more than 50% since 1993 through acquisitions with ascertainable additional reserve potential and a selective program of drilling, workovers, recompletions and re-entries. Historically, the Company's growth has been primarily through the acquisition and subsequent development of proved oil and gas properties. During 1996, the Company escalated its development and exploration activities with the drilling of three successful development wells and three exploratory wells, one of which was completed as a producing well. The Company intends to continue increasing production and reserves through exploration and further development of existing oil and gas properties and future acquisitions. The Company estimates that it will drill up to 38 wells in 1997 at a cost of approximately $12.6 million to the Company's interest. The majority of these will be development wells on recent 3D seismic discovery locations. Four of these will be exploratory wells on separate features in the 3D seismic projects.

     Management believes that the cost of its exploration and development programs will be funded from additional debt and equity financing, and to a lesser extent from cash flows from operations.

CAPITAL RESOURCES AND LIQUIDITY

     In 1996, net cash provided by operations increased from 1995 by $321,966, reflecting increased oil and gas revenue, partially offset by increased exploration and production costs. Net cash used in investing activities increased from 1995 by $1,991,104, reflecting increased expenditures for oil and gas properties and equipment and the purchase of Summit. Net cash provided by financing activities increased from 1995 by $1,333,550, reflecting additional borrowings for property acquisition and development and the purchase of Summit. In 1996, cash payments for oil and gas property acquisition costs totaled $761,476 for proved properties, $144,100 for unproved properties, and $2,391,642 for development of properties. In 1995, acquisition costs for proven properties were $510,832, acquisition costs for unproven properties were $198,124 and development costs were $2,011,634.

     For 1996 the Company's working capital increased $288,543 over 1995. The principal components of this increase were: (i) a refinancing of bank debt in 1996 that removed approximately $1,200,000 of current liabilities, (ii) increased operating income for 1996, (iii) the adverse impact of approximately $???,000 resulting from the Redfish Bay property being held for sale in 1996, and (iv) the use of funds for the Company's investment in its oil and gas properties and the acquisition of Summit. The Company expects that its future exploration and development costs will be funded from debt and/or equity sources and to a lesser extent from operations. Management believes current debt maturities can be funded from cash flow from operations.

     At December 31, 1996, the Company has a net deferred tax asset of $330,956 which it believes can be realized based on estimates of future income from the production of existing hydrocarbon reserves. The net asset is primarily composed of net operating loss carry-forwards which do not begin to expire until 2005.

     In December 1994, the Company's credit facility was increased to $20,000,000 with a borrowing base of $7,000,000 and its terms were extended. On June 1, 1995, the borrowing base was increased to $8,000,000, and effective the same date, this note was amended to allow 25% of the borrowing base to be used for working capital purposes and to decrease the interest rate from prime rate plus 1.5% to prime rate plus 0.75%. In exchange, the bank received 150,000 warrants to purchase common stock at $4.00 per share. In October 1996, the borrowing base was increased to $9,500,000. Amounts outstanding under this loan agreement currently bear interest at a rate which, at the Company's option, either fluctuates with the bank's prime rate, or which is based on the London Interbank offered rate. Interest is payable monthly as it accrues. The credit facility also provides for the payment of a commitment fee equal to 1/2 of 1% of the unused balance of the borrowing base; payable quarterly. The borrowing base is reduced by $100,000 per month beginning April 1997 with final maturity in October 2000. The balance of this note at December 31, 1996, was $8,500,000. This note is secured by the majority of the Company's assets.

     In March 1, 1995, the Company entered into a one year gas swap agreement to hedge against a portion of the price risk associated with gas price declines. This swap agreement expired in February 1996, and the Company has not entered into another contract. Losses under this contract were $21,109 and $25,860 for 1995 and 1996, respectively.

     The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of December 31, 1996, the Company was receiving $25.00 per bbl as compared to $18.56 at January 1, 1996. Fluctuations in price have a significant impact on the Company's financial condition and liquidity.
In the absence of rapid and dramatic decreases in oil and gas prices, management believes it can maintain adequate liquidity for future needs.

     The following tables sets forth a summary of historical financial information for the Company. These tables should be read in conjunction with the consolidated financial statements of Midland Resources, Inc. and Subsidiary (and the related notes). It should be noted that there are no audited financial statements included herein for the year 1993. These tables are not covered by the reports of independent certified public accountants.

                             SUMMARY BALANCE SHEET DATA

                                                                              AS OF DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                          1996             1995                1994                1993
                                                      -----------      -----------         -----------         -----------
Current assets                                        $ 3,644,720      $ 2,038,452         $ 1,134,999         $ 1,444,981
Current liabilities                                     3,268,428        1,950,703           2,152,910           1,864,131
                                                      -----------      -----------         -----------         -----------
  Working capital                                         376,292           87,749          (1,017,911)           (419,150)
Oil and gas properties (net)                           13,408,878        9,887,998           9,257,900           7,991,304
Other assets                                            1,923,048        2,196,902           2,385,641           2,113,785
Total assets                                           18,976,646       14,123,352          12,778,540          11,550,070
Long-term debt (excluding current maturities)           7,166,421        4,524,617           4,254,042           3,616,628
Other non-current liabilities                             364,537            -                   -                   -
Stockholders' equity                                  $ 8,177,260      $ 7,648,032         $ 6,371,588         $ 6,069,311
                                                      -----------      -----------         -----------         -----------
                                                      -----------      -----------         -----------         -----------
Stockholders' equity per common share                 $      1.86      $      1.74         $      1.90         $      1.80
                                                      -----------      -----------         -----------         -----------
                                                      -----------      -----------         -----------         -----------
Shares outstanding                                      4,401,031        4,386,231           3,362,222           3,374,522
                                                      -----------      -----------         -----------         -----------
                                                      -----------      -----------         -----------         -----------


                            SUMMARY OF OPERATIONS

                                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                          1996             1995                1994                1993
                                                      -----------      -----------         -----------         -----------
Oil and gas sales                                     $ 6,958,491      $ 5,147,033         $ 5,265,759         $ 4,569,022
Other                                                     183,234          231,141             217,884              82,173
                                                      -----------      -----------         -----------         -----------
  Total operating revenues                              7,141,725        5,378,174           5,483,643           4,651,195

Production costs                                        2,981,837        2,509,854           2,423,032           2,091,955
Exploration costs                                         766,855          198,453               -                   -
Depreciation, depletion and amortization                1,306,287        1,033,905           1,120,841             786,918
Abandonments and dry hole costs                             -                3,000              41,676              25,732
General and administrative expenses                     1,295,298        1,049,904           1,145,719           1,422,094
Impairment costs (a)                                      114,904        1,020,670               -                   -
                                                      -----------      -----------         -----------         -----------
  Total operating expenses                              6,465,181        5,815,786           4,731,268           4,326,699
                                                      -----------      -----------         -----------         -----------
                                                          676,544         (437,612)            752,375             324,496
Gain (loss) on sale of properties (b)                      36,308         (102,984)             81,962               -
Other income (c)                                           61,997           38,911             169,174              51,692
Interest expense                                         (722,447)        (611,587)           (473,048)           (296,797)
                                                      -----------      -----------         -----------         -----------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle                 52,402       (1,113,272)            530,463              79,391
Income tax expense (benefit)                               30,280         (376,241)            204,769              29,457
                                                      -----------      -----------         -----------         -----------
Income (loss) before cumulative effect of
  change in accounting principle                      $    22,122      $  (737,031)        $   325,694         $    49,934
                                                      -----------      -----------         -----------         -----------
                                                      -----------      -----------         -----------         -----------
Income (loss) per common share before
  cumulative effect of change                         $      0.01      $     (0.22)        $      0.10         $      0.02
                                                      -----------      -----------         -----------         -----------
                                                      -----------      -----------         -----------         -----------
Weighted average shares outstanding                     4,395,414        3,381,592           3,368,455           2,267,563
                                                      -----------      -----------         -----------         -----------
                                                      -----------      -----------         -----------         -----------


(a) IN 1995, CONCURRENT WITH THE COMPANY'S ADOPTION OF THE FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("FAS 121"), THE COMPANY RECOGNIZED A CHARGE OF $1,020,670 FOR CERTAIN PROPERTIES WHICH ARE HELD FOR SALE.
(b) GAIN (LOSS) ON SALE OF PROPERTIES WAS PRINCIPALLY COMPOSED OF THE LOSS ON THE SALE OF THE COMPANY'S FORMER OFFICE FACILITIES IN MIDLAND, TEXAS, IN 1995 AND A GAIN ON THE SALE OF A WORKING INTEREST IN AN OIL AND GAS PROPERTY TO SUMMIT PETROLEUM CORPORATION IN 1994.
(c) IN 1994, THERE WAS OTHER INCOME FROM THE SETTLEMENT OF LITIGATION REGARDING A FORMER PROPERTY OPERATOR OF $120,090.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     For 1995, oil and gas sales decreased by $118,726 or 2% from 1994. This decrease resulted mostly from normal production declines. Average gas prices decreased from $1.87 per mcf in 1994 to $1.79 per mcf in 1995. Average oil prices increased from $15.91 per bbl in 1994 to $17.28 per bbl in 1995.

     During 1996, oil and gas sales increased from $5,147,033 in 1995 to $6,958,491; an increase of $1,811,458 or 35%. Oil production increased from 166,652 Bbls to 215,213 Bbls; an increase of 48,561 Bbls or 29%. Gas production decreased from 1,268,772 mcf to 1,002,482 mcf; a decrease of 266,290 mcf or 21%. Sales and net production increases resulted from price increases as well as from production from wells drilled and completed in the Jameson Field, and the Wallace and Wilson properties in late 1995 and early 1996. Average gas prices increased from $1.79 per mcf in 1995 to $2.39 per mcf in 1996. Oil prices increased from $17.28 per bbl in 1995 to $21.15 per bbl in 1996.

     In 1995, production costs increased to $2,509,854; an increase of $86,822 or 4% from 1994, due primarily to property acquisitions in 1995. In 1996, production costs increased from $2,509,854 in 1995 to $2,981,837, an increase of $471,983 or 19%. This increase is attributable primarily to additional producing wells as discussed above, as well as to production taxes increasing as a result of increased oil and gas prices.

     During 1996 and 1995, exploration costs were $766,855 and $198,453, respectively, which were incurred in connection with the three 3D exploration projects discussed above. There were no such items for 1994.

      In 1995, DD&A decreased to $1,033,905; a decrease of $86,936 or 8% due to increased estimated oil reserves. In 1996, DD&A was $1,306,287 as compared to $1,033,905 in 1995, for an increase of $272,382 or 26%. This was due primarily to an increase in property investments resulting from the completion of additional wells and to the acquisition of Summit. In 1995, an impairment loss of $1,020,670 was recognized to reduce the carrying amount of the property being held for sale to their estimated fair value. In 1996, the impairment loss was $114,904.

     In 1995, general and administrative ("G&A") expenses decreased to $1,049,904; a decrease of $95,815 or 8% from 1994, primarily due to an increase in overhead recoveries from property operations of $119,531 and a reduction in stockholder relation and promotion costs of $33,860, offset by increased salary and benefit costs of $83,354. In 1996, G&A expenses increased from $1,049,904 in 1995 to $1,295,298, an increase of $245,394 or 23%. This increase was attributable primarily to the write off in 1996 of approximately $115,000 of acquisition costs associated with an attempt to acquire another public independent oil and gas company, as well as to increased labor costs associated with the company's relocation from Midland, Texas, to Houston, Texas.

     In 1995, there was a loss on sale of properties and equipment totaling $102,984 primarily from the sale of the office building in Midland, Texas. In 1996, there were gains of $36,308 primarily from the sales of oil and gas properties.

     In 1994, there was other income from the settlement of litigation regarding a former property operator of $120,090. There was no such item in 1996 or 1995.

     In 1995, interest expense increased to $611,587, an increase of $138,539 or 29% as a result of additional borrowings for property acquisitions and higher interest rates. In 1996, interest expenses increased to $722,447, an increase of $110,860 or 18%. This increase is attributable to additional borrowings to consummate the Summit acquisition, and for property acquisitions and development projects.

     In 1994, net income was $325,694 which included management income of $108,000 and property operations income of $68,478 due to the acquisition of MRO. In 1995, the net loss was $737,031 primarily resulting from the impairment loss of $1,020,670, the loss on sale of properties and equipment of $102,984 and the incurrence of exploration costs totaling $198,453. In 1996, net income was $22,122, due primarily to higher prices for oil and gas production and lower impairment losses, partially offset by increases in production costs, G&A expenses and other factors discussed above.

ITEM 7.   FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Midland Resources, Inc.

We have audited the accompanying consolidated balance sheet of Midland Resources, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midland Resources, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                        GRANT THORNTON LLP

Houston, Texas
March 21, 1997

                       REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Midland Resources, Inc.

We have audited the accompanying consolidated balance sheet of Midland Resources, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midland Resources, Inc. and subsidiary at December 31, 1995, and the results of their operations and cash flows for the two years ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1995.




                                            ERNST & YOUNG LLP


Fort Worth, Texas
March 5, 1996

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                               -------------------------------
                                                                                  1996                 1995
                                                                               -----------         -----------
ASSETS
   Current assets:
     Cash                                                                      $   366,677         $   514,610
     Accounts receivable:
       Oil and gas sales, net of allowance of $29,674 in 1995                      834,269             545,910
       Related parties                                                             360,479              97,681
       Other                                                                       359,600             178,804
     Property held for sale                                                      1,241,515             255,073
     Other current assets                                                          104,180             106,865
     Deferred tax asset                                                            378,000             339,509
                                                                               -----------         -----------
       Total current assets                                                      3,644,720           2,038,452

   Property and equipment, at cost                                              27,889,580          22,176,136
   Less accumulated depreciation, depletion and amortization                    14,076,100          11,816,754
                                                                               -----------         -----------
       Property and equipment, net                                              13,813,480          10,359,382
   Deferred tax asset                                                                -                 262,554
   Goodwill, net of amortization of $80,067 in 1996 and $53,377 in 1995            747,271             773,961
   Contracts and leases, net of amortization of $78,411 in 1996
     and $99,352 in 1995                                                           414,633             287,690
   Non-current note receivable                                                     317,759             331,857
   Other assets                                                                     38,783              69,456
                                                                               -----------         -----------
       Total assets                                                            $18,976,646         $14,123,352
                                                                               -----------         -----------
                                                                               -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Current portion of long-term debt                                         $ 1,680,830         $ 1,224,401
     Accounts payable and accrued expenses                                       1,194,344             726,302
     Drilling advances                                                             393,254               -
                                                                               -----------         -----------
       Total current liabilities                                                 3,268,428           1,950,703

   Long-term debt                                                                7,166,421           4,524,617
   Deferred tax liability                                                           47,044               -
   Payable for the purchase of subsidiary and other                                317,493               -
                                                                               -----------         -----------
       Total liabilities                                                        10,799,386           6,475,320

   Stockholders' equity:
     Preferred stock, $0.01 par value; 20,000,000 shares authorized,
       none issued                                                                   -                   -
     Common stock, $0.001 par value; 80,000,000 shares
       authorized; 4,401,031 and 4,393,531 shares issued in 1996
       and 1995, respectively                                                        4,401               4,394
     Additional paid in capital                                                  7,898,199           7,859,794
     Treasury stock (7,300 shares in 1995) at cost                                   -                 (15,053)
     Note receivable from officer/director                                           -                (453,641)
     Retained earnings                                                             274,660             252,538
                                                                               -----------         -----------
       Total stockholders' equity                                                8,177,260           7,648,032
                                                                               -----------         -----------
       Total liabilities and stockholders' equity                              $18,976,646         $14,123,352
                                                                               -----------         -----------
                                                                               -----------         -----------

    THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                  MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years ended December 31,
                                                       -------------------------------------------------------
                                                          1996                    1995                  1994
                                                       ----------              -----------          ----------
Operating revenue:
   Oil and gas sales                                   $6,958,491              $ 5,147,033          $5,265,759
   Management income                                       45,000                  102,000             108,000
   Property operations income                             111,862                   81,036              68,478
   Other                                                   26,372                   48,105              41,406
                                                       ----------              -----------          ----------

      Total operating revenue                           7,141,725                5,378,174           5,483,643


Operating costs and expenses:
   Oil and gas production                               2,981,837                2,509,854           2,423,032
   Exploration costs                                      766,855                  198,453               -
   Depreciation, depletion and amortization             1,306,287                1,033,905           1,120,841
   Dry hole and abandonment costs                           -                        3,000              41,676
   General and administrative                           1,295,298                1,049,904           1,145,719
   Impairment of properties                               114,904                1,020,670               -
                                                       ----------              -----------          ----------

      Total operating costs and expenses                6,465,181                5,815,786           4,731,268
                                                       ----------              -----------          ----------

                                                          676,544                 (437,612)            752,375
Other income and (expenses):
   Gain (loss) on sale of property and equipment           36,308                 (102,984)             81,962
   Interest income                                         61,997                   19,374               8,200
   Other income                                             -                       19,537             160,974
   Interest expense                                      (722,447)                (611,587)           (473,048)
                                                       ----------              -----------          ----------

      Total other income and expenses                    (624,142)                (675,660)           (221,912)
                                                       ----------              -----------          ----------

Income (loss) before income taxes                          52,402               (1,113,272)            530,463

Income taxes:
   Current state income tax expense                         -                        -                  17,669
   Deferred federal income tax expense (benefit)           30,280                 (376,241)            187,100
                                                       ----------              -----------          ----------

Net income (loss)                                       $  22,122              $  (737,031)         $  325,694
                                                       ----------              -----------          ----------
                                                       ----------              -----------          ----------

Earnings (loss) per common share                          $  0.01                 $  (0.22)            $  0.10
                                                       ----------              -----------          ----------
                                                       ----------              -----------          ----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock             Additional        Retained         Treasury       Note
                                        ------------------------       Paid in          Earnings          Stock,      Receivable
                                          Shares        Amount          Capital        (Deficit)         at cost   office/director
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1993            3,374,522     $  3,375     $  5,404,109     $  663,875       $  (2,048)        $  -
Purchase of Treasury stock
   (11,300 shares)                           -            -                -              -             (23,417)           -
Net income                                   -            -                -            325,694           -                -
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994            3,374,522        3,375        5,404,109        989,569         (25,465)           -
Stock options exercised                     22,000           22           51,072          -               -                -
Warrants exercised                         997,009          997        2,399,787          -               -             (453,641)
Warrants redeemed                            -            -              (63,373)         -               -                -
Treasury stock contributed
   to ESOP (5,000 shares)                    -            -                2,577          -              10,412            -
Warrants issued to bank                      -            -               65,622          -               -                -
Net loss                                     -            -                -           (737,031)          -                -
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995            4,393,531        4,394        7,859,794        252,538         (15,053)        (453,641)
Stock options exercised                      7,500            7           17,805          -               -                -
Additional proceeds from 1995
   warrants exercised                        -            -                9,191          -               -                -
Treasury stock contributed
   to ESOP (7,300 shares)                    -            -               11,409          -              15,053            -
Reduction of note receivable
   officer/director                          -            -                -                              -             453,641
Net income                                   -            -                -             22,122
-----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996            4,401,031     $  4,401     $  7,898,199     $  274,660       $   -            $  -
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                     MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years ended December 31,
                                                          -----------------------------------------------------
                                                              1996                1995                  1994
                                                          ----------         -----------            -----------
Cash flows from operating activities:
   Net income (loss)                                       $  22,122         $  (737,031)           $  325,694
   Depreciation, depletion and amortization                1,306,287           1,033,905             1,120,841
   Abandonments and dry hole costs                             -                   -                    41,676
   Impairment of properties                                  114,904           1,020,670                 -
   (Gain) loss on sale of  properties and equipment          (36,308)            102,984               (81,962)
   Deferred income tax expense (benefit)                      30,280            (376,241)              187,100
   (Increase) decrease in accounts receivable
      related to operations                                 (265,521)            (58,418)               31,617
   Increase in other current assets                           (8,300)            (62,798)               (8,101)
   Increase (decrease) in accounts payable and
      accrued expenses related to operations                 218,581             182,293              (128,146)
   Increase (decrease) in note receivable                      -                  28,456               (50,056)
   Other                                                      94,704              20,963               (23,111)
                                                          ----------          ----------             ----------
   Net cash provided by operating activities               1,476,749           1,154,783             1,415,552

Cash flows from investing activities:
   Additions to oil and gas properties                    (3,297,218)         (2,720,590)           (2,347,193)
   Additions to other property and equipment                 (40,554)           (159,805)             (324,834)
   Sale and salvage recoveries on oil and
      gas properties                                          32,975               -                   205,304
   Sale of other property and equipment                        1,000              14,120                 1,500
   Reimbursable partnership expenditures                    (360,479)              -                     -
   Purchase of marketable securities                        (326,155)              -                     -
   Sale of marketable securities                             350,332               -                     -
   Purchase of Summit, less cash acquired                 (1,217,280)              -                     -
                                                          ----------           ----------            ----------


   Net cash used in investing activities                  (4,857,379)         (2,866,275)           (2,465,223)

Cash flows from financing activities:
   Purchase of treasury stock                                  -                  -                    (23,417)
   Net proceeds from warrants exercised                        9,191           1,830,997                 -
   Collections on note receivable from
      officer/director                                         -                  95,000                 -
   Warrant redemptions                                         -                 (63,373)                -
   Net proceeds from options exercised                        29,221              51,094                 -
   Borrowings on long-term debt                            3,770,000           1,821,000             2,886,842
   Principal payments on long-term debt                     (983,067)         (1,826,056)           (1,832,503)
   Drilling advances                                         393,254               -                     -
   Other                                                      14,098              (9,515)                -
                                                          ----------           ----------            ----------


   Net cash provided by financing activities               3,232,697           1,899,147             1,030,922
                                                          ----------           ----------            ----------


Increase (decrease) in cash                                 (147,933)            187,655               (18,749)
Cash, beginning of year                                      514,610             326,955               345,704
                                                          ----------           ----------            ----------

Cash, end of year                                         $  366,677          $  514,610            $  326,955
                                                          ----------           ----------            ----------
                                                          ----------           ----------            ----------

The accompanying notes are an integral part of the consolidated financial statements.

                       MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF PRESENTATION

         Midland Resources, Inc. ("Company"), was organized in 1990 with the issue of common stock and warrants in exchange for oil and gas partnership interests. The Company and its wholly owned subsidiaries are headquartered in Houston, Texas. The Company is involved in the acquisition, exploration, development and production of oil and gas and owns producing properties and undeveloped acreage in Texas, North Dakota, Colorado, Illinois and Oklahoma. The majority of its activities are centered in the Permian Basin of West Texas. Midland Resources Operating Company Inc. ("MRO"), a wholly owned subsidiary, is in the business of oil and gas property operations. Summit Petroleum Corporation ("Summit") is a wholly owned subsidiary engaged in oil and gas acquisition, exploration, development, production and property operations.
    (See Note B.)


     PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balance sheet accounts have been eliminated in consolidation. All significant inter-company transactions have been eliminated from the consolidated statements of operations and cash flows for the years ended December 31, 1996, 1995 and 1994.

     OIL AND GAS OPERATIONS

          The Company follows the "successful efforts" method of accounting for oil and gas properties. All costs associated with the acquisition and development of proved oil and gas properties are capitalized.

          Costs associated with exploratory drilling are capitalized pending evaluation of drilling results. Costs of exploratory wells which do not find proved results are expensed. Geological, geophysical and delay rental costs are expensed as incurred.

          Depreciation, depletion and amortization of oil and gas properties is computed on a property-by-property basis using the units-of-production method based upon estimated oil and gas reserve quantities.

          Oil and gas revenues are recognized under the sales method at the point of delivery to the purchaser. No significant over or under produced positions between the Company and its working interest partners exist.

     OTHER PROPERTY AND EQUIPMENT

          The Company's building is depreciated on the straight-line method over an estimated useful life of 30 years. All other property and equipment is depreciated on the straight-line method over lives ranging from 5 to 6 years.

     INTANGIBLE ASSETS

          Goodwill is amortized on the straight-line method over 30 years. Property operating contracts are amortized on the straight-line method over the lives of the respective oil and gas properties which range from 3 to 19 years. The Summit management contract (see Note F.) was being amortized on the straight-line method over 48 months.

                       MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.  (CONTINUED)

     TREASURY STOCK

          Treasury stock is carried at cost. Upon reissuance, the cost of treasury shares held is reduced by the average cost per share.

     ACCOUNTING FOR STOCK OPTIONS

          The Company accounts for employee stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, whereby compensation costs are recognized only in situations where stock compensatory plans award intrinsic value to recipients at the date of grant.

     USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates affecting the Company's financial statements are the determination of hydrocarbon reserves, the estimated useful lives of depreciable and amortizable assets, and the fair value of assets held for sale.

     INCOME TAXES

          The Company recognizes deferred tax assets and liabilities for the future tax consequences of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     EARNINGS (LOSS) PER COMMON SHARE

          Earnings per share for 1996 is computed on 4,395,414 weighted average shares of common stock outstanding during the year. Loss per share for 1995 is computed on 3,381,592 weighted average shares of common stock outstanding. Earnings per share for 1994 is computed on 3,368,455 weighted average shares of common stock outstanding. In accordance with generally accepted accounting principles, common stock options and warrants are included as common stock equivalents only when their inclusion is dilutive. The inclusion of common stock equivalents in 1996, 1995 and 1994 would not have had a dilutive effect on earnings
     (loss) per share; consequently, common stock options and warrants are excluded from the earnings (loss) per share computation.

     EMPLOYEE BENEFITS

          Prior to 1995, the Company maintained a 401(k) Plan which covered substantially all full-time employees. In 1995, the Board of Directors authorized the restatement of the plan as the Midland Resources Operating Company, Inc. 401(k) Employee's Stock Ownership Plan and Trust and the contribution of 5,000 shares of treasury stock to the restated plan. An additional 7,300 shares of treasury stock were contributed in 1996. As of December 31, 1995 and 1996, all shares had been allocated to participants in the plan. The Company matches

                        MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A. (CONTINUED)

     employee contributions up to 3 percent of gross salary. The expense related to the Company's contributions and plan administration was $50,092, $25,985, and $24,708 in 1996, 1995 and 1994, respectively.

     ADOPTION OF ACCOUNTING PRINCIPLE

          During the fourth quarter of 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement No.
     121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 requires impairment losses to be recognized on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets are less than the assets' carrying amount. It also requires assets held for sale to be valued at the lesser of their original carrying amount or fair value. Concurrent with the adoption and a decision to market certain oil and gas properties, the Company recognized a write-down of $1,020,670. In 1996, the Company recognized impairment losses of $114,904. The after tax effect of the adoption of the accounting principle was an increase of the net loss by $673,642 or $0.20 per share in 1995 and a decrease in net income of $75,837 or $0.02 per share in 1996. The results of operations during 1995 of the properties held for sale was a net loss of approximately $8,000.

     FINANCIAL INSTRUMENTS

          The carrying amount of cash approximates fair value. Interest rates associated with substantially all the Company's long-term debt are linked to current market rates. The rates associated with the Company's standby letter of credit also approximate current market rates. As a result, management believes that the carrying amount approximates the fair value of the Company's credit facilities.

NOTE B.  PURCHASE OF SUBSIDIARY CORPORATION

     On September 18, 1996, the Company, through MRI Acquisition Corp. (a wholly owned subsidiary), acquired 81.5% of the issued and outstanding common stock and all outstanding stock options of Summit Petroleum Corporation (See Note F.) for cash of $1,081,188 and cancellation of a note receivable from an officer/stockholder of both the Company and Summit of $479,648. In December 1996, the Summit stockholders approved a plan of merger whereby Summit became a wholly owned subsidiary of the Company. Pursuant to this plan, stockholders possessing the remaining 18.5% interest (443,633 shares) will, upon tendering their shares, receive $0.70 per share. The Company's liability for the purchase of these remaining shares, which is being funded through long-term borrowings under the Company's credit facility (See Note C.), is included as a non-current liability in the accompanying balance sheet. The purchase price ($0.70 per share and $0.6375 per option) was based on the fair value of Summit's net assets as determined by the Board of Directors of each respective corporation. The transaction was subject to a fairness opinion provided by a recognized investment banking firm relative to these values. In addition to the purchase price, the Company incurred $139,254 in costs directly related to this acquisition, resulting in a total investment through December 31, 1996, of $2,010,633. This acquisition is accounted for under the purchase method of accounting, which provides that the results of operations are combined from the date of acquisition (September 18, 1996). In December 1996, MRI Acquisition Corp. was dissolved and Summit became a subsidiary of the Company.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B. (CONTINUED)

     The following is a summary of the allocation of the cost to the assets acquired and liabilities assumed in this acquisition:

     Current assets, including cash of $3,162               $  155,742
     Current liabilities                                      (250,701)
     Oil and gas properties                                  2,408,259
     Other assets                                               20,773
     Contracts and leases                                      200,000
     Deferred income tax liability
         (non-current)                                        (279,729)
     Long-term debt                                           (243,711)
                                                          -------------

     Total                                                $  2,010,633
                                                          -------------
                                                          -------------



     The following is a summary of the pro forma results of operations as though this transaction had occurred on January 1, 1995.


                                          1996                1995
                                          ----                ----
     Total revenue                    $  7,749,621        $  5,921,767
                                      ------------        ------------
                                      ------------        ------------
     Net income (loss)                   $  (7,396)        $  (889,623)
                                      ------------        ------------
                                      ------------        ------------

     Earnings (loss) per weighted
     average common share                $  (0.002)           $  (0.26)
                                      ------------        ------------
                                      ------------        ------------

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C.  NOTE PAYABLE AND LONG-TERM DEBT

     The Company's debt consisted of the following at December 31, 1996 and 1995:

                                                                                    1996               1995
                                                                                  --------           --------
$20,000,000 credit facility with First Union National Bank of North Carolina
("FUNB"), expiring October 2000, and secured by oil and gas properties, requiring the Company to maintain certain financial and profitability ratios and restricting the Company's ability to incur debt, sell assets, substantially change the ownership or management of the Company or pay dividends.  The facility provided for a borrowing base of $8,000,000 at
December 31, 1995, and $9,500,000 at December 31, 1996, with monthly reductions in the borrowing base of $100,000 beginning April 1997.  Interest is payable monthly.  At December 31, 1995, interest was computed at FUNB's prime (8.5%) plus 0.75%.  At December 31, 1996, interest on this loan was subject to the arrangement discussed below:

          Principal balance                                                     $8,500,000          $5,660,000
          Less discount thereon                                                    (25,863)            (56,896)

$150,000 revolving credit loan agreement, expiring October 1997, with
FUNB, collateralized by oil and gas properties and bearing interest at
FUNB's prime plus 0.75% and 1.5% at December 31, 1995.  Interest
payable monthly.                                                                    -                   -

Note payable to FUNB in monthly installments of $9,000, plus interest at a rate equal to prime (8.25% at December 31, 1996) plus 1.5%;
collateralized by a first lien on Summit's oil and gas properties.                 327,335              -

Note payable secured by the Company's interest in a pipeline facility.
Payments, including interest at 12% per annum, are dependent upon
levels of throughput.                                                                 -                 75,384

Other, primarily secured monthly installment notes                                  45,779              70,530
                                                                                ----------          ----------


                                                                                 8,847,251           5,749,018
Less portion due within one year                                                 1,680,830           1,224,401
                                                                                ----------          ----------

                                                                                $7,166,421          $4,524,617
                                                                                ----------          ----------
                                                                                ----------          ----------


     Advances under the Company's $20,000,000 credit facility currently bears interest, at the Company's option, based on (a) a base rate equal to the greater of (i) the bank's prime rate (8.25% at December 31, 1996) or (ii) the rate published by the Federal Reserve Bank of New York; or (b) a rate based on the London Interbank Offered Rate (LIBOR). Advances under (a) bear interest at the base rate plus 0.25% and advances under (b) bear interest at the LIBOR rate plus 2.75%. As of December 31, 1996, the Company's effective interest rate under this arrangement was 8.75%. The FUNB facility is subject to a commitment fee of 1/2 of 1% on the unused portion of the borrowing base.

     Summit's note payable to bank is subject to a loan agreement which provides for a borrowing base of $500,000. This agreement restricts the Company's ability to incur debt, make investments and loans, pay dividends, sell assets, enter into merger agreements or change the nature of its business. The agreement also restricts the use of loan proceeds advanced under the agreement and, it further requires the maintenance of certain financial ratios. This agreement, which provided for an expiration date of December 12, 1997, was paid in full in March 1997, with the proceeds from a long-term borrowing by the Company under its credit facility with FUNB. Accordingly, this debt is presented as long-term debt in the accompanying financial statements.

                      MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C. (CONTINUED)

     The following information relates to short term bank borrowings during 1996 and 1995:

                                                                               1996             1995
                                                                             --------         --------

     Balance, December 31,                                                 $    -             $    -
     Interest rate at December 31,                                              -                 9.25%
     Maximum balance outstanding during the year                           $    -             $150,000
     Average balance during the year (computed monthly)                    $    -             $106,083
     Weighted average interest rate during the year (computed daily)            -                 9.89%
     Remaining borrowing base at December 31,                              $    -             $150,000


     Future maturities of long term debt at December 31, 1996 are as follows:

              1997                                               $1,680,830
              1998                                                1,206,517
              1999                                                1,203,011
              2000                                                4,737,094
              2001                                                    3,496
              2002 and thereafter                                    16,303
                                                                 -----------
                                                                 $8,847,251
                                                                 -----------
                                                                 -----------

NOTE D.  ISSUANCE OF COMMON STOCK AND WARRANTS

     In November, 1990, the Company issued 2,264,522 shares of common stock, as discussed in Note A, based on an exchange value of $2.00 per share. For each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period from November 1990 to November 2002. On October 6, 1995, the 90 day common stock market price requirement (as determined in the Warrant Agreement) was met and the Company called its $2.50 warrants.
Holders of record on December 22, 1995 received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised. As of December 31, 1996, none of the $4.00 warrants had been exercised.

     The warrants are subject to certain antidilution provisions contained in the warrant agreement, which could cause adjustments to the exercise price and the number of shares issuable.

     In August 1994, the Company retained investment banking services for which it issued 5,000 warrants per month, entitling the holder to purchase one share of common stock at the closing market price on the day preceding the issue of the warrant for a term of five years. The exercise prices range from $1.75 to $3.375. The Company issued 30,000 warrants under this agreement, none of which have been exercised as of December 31, 1996.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D. (CONTINUED)

     Under the 1994 Midland Resources, Inc. Long-Term Incentive Plan, 115,000 stock options with a five year term were granted to officers and other key employees in 1995. As of December 31, 1995, there were 93,000 options outstanding under this plan. Each option entitles the holder to purchase one share of common stock for the fair market value of common stock on the date of the grant of the option. Under the Company's 1996 Long-Term Incentive Plan, an additional 400,000 options are available for grant to officers and key employees. During 1996, 218,000 additional options were granted and options to purchase 7,500 shares of common stock were exercised and 22,000 options expired. As of December 31, 1996, there were 251,500 options outstanding under this plan with exercise prices ranging from $2.375 to $3.813. These options, if not exercised, are scheduled to expire in 1999 through 2001. As of December 31, 1996, options to purchase an additional 448,500 shares were available for future grant.

     Under the Midland Resources, Inc. 1995 Directors' Stock Option Plan, 20,000 stock options with a five year term were granted to directors in 1995. As of December 31, 1995, all 20,000 options were outstanding under this plan. In 1996, an additional 30,000 stock options were granted to directors. Each option entitles the holder to purchase one share of common stock for the fair market value of common stock on the date of the grant of the option. As of December 31, 1996, 50,000 options were outstanding at exercise prices ranging from $2.75 to $3.75 and 50,000 options were available for future grant. Options outstanding at December 31, 1996, if not exercised, are scheduled to expire in 1999 through 2001.

     The Summary of the status of the Company's stock option plans at December 31, 1996 and 1995, and changes during the years then ended is presented below:

                                                       1996                                   1995
                                              ------------------------               ---------------------
                                                            Weighted                             Weighted
                                                            average                              average
                                                            exercise                             exercise
                                              Shares         price                   Shares        price
                                             --------      ----------               --------    ----------
Options outstanding, beginning of year        113,000        $  2.52                   -             $-
Granted                                       218,000           3.50                135,000           2.52
Expired                                       (22,000)          2.92                   -              -
Exercised                                      (7,500)          2.38                (22,000)          2.38
                                             --------        -------               --------        -------

Options outstanding, end of year              301,500        $  3.20                113,000        $  2.51
                                             --------        -------               --------        -------

Options exercisable, end of year              241,500        $  3.08                113,000        $  2.51
                                             --------        -------               --------        -------
                                             --------        -------               --------        -------
Weighted average fair value of
     options granted during the year                         $  2.75                               $  2.13
                                                             -------                               -------
                                                             -------                               -------


The following applies to all options outstanding at December 31, 1996:

     Number outstanding                              301,500
     Range of exercise prices               $2.375 to $3.813
     Weighted average exercise price                   $3.20
     Weighted average remaining
       contractual life                           3.95 years

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D. (CONTINUED)

     Effective January 1, 1996, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 123, which provides for an alternative method to valuation of the compensation element of stock based compensation plans. The Company applies APB 25 and related Interpretations in accounting for stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income
(loss) and related per share amounts would have been reduced to the pro forma amounts indicated below:

                                                       1996           1995
                                                  -----------    -------------
     Net income (loss)             As reported    $    22,122    $    (737,031)
                                   Pro forma         (245,366)        (895,861)
     Earnings (loss) per share     As reported    $      0.01    $       (0.22)
                                   Pro forma            (0.06)           (0.27)


     The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1995 and 1996:

          Expected volatility                75% to 110%
          Risk free rate                     6.06% to 6.49%
          Expected life of options           3 to 5 years
          Expected dividend yield            0%

     In February 1997, an additional 88,000 options were issued to employees at an option price of $3.125 per option.

     In February 1997, the Board of Directors approved the Midland Resources, Inc. 1997 Board of Directors Stock Incentive Plan which permits the issuance of options, warrants or other rights to acquire up to 1,235,000 shares of the Company's common stock. Options to acquire an aggregate of 1,235,000 shares at $3.00 per share were issued to four directors, one advisory director and one employee. These options are vested as certain stipulated trading prices for the Company's common stock are achieved and, exercisability is further restricted by time delay provisions which limited the number of vested shares that may be exercised each year beginning in March, 1998. Also, in February, 1997, the Company issued a five year warrant to purchase 50,000 shares to a consultant for future services. These options and warrants are expected to give rise to the recognition of compensation expenses of up to $616,250 in years 1997 through 2000.

     In June 1995, the Company issued 150,000 warrants to purchase common stock at $4.00 per share for a term of seven years to its bank. In exchange the Company's credit facility loan agreement was amended to reduce the interest rate by 0.75% and allow 25% of its borrowing base to be used for working capital purposes. The fair value of the

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D. (CONTINUED)

warrants at the date of grant was recorded as debt discount and additional paid in capital. None of these warrants have been exercised as of December 31, 1996.

NOTE E.  MAJOR CUSTOMERS

     The Company and its subsidiary operate exclusively within the United States and their revenues and operating income are derived predominately from the oil and gas industry. Oil and gas production is sold to various purchasers and the receivables are generally uncollateralized. The Company has not experienced significant credit losses on its oil and gas accounts and management is of the opinion that significant credit risk does not exist. Management is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

     In 1996, three purchasers accounted for 18%, 12% and 15%, respectively, of total oil and gas revenues. In 1995, four purchasers accounted for 18%, 17%, 11% and 11%, respectively, of total oil and gas revenues. In 1994, three purchasers accounted for 20%, 16% and 14%, respectively, of total oil and gas revenues.

NOTE F.  RELATED PARTIES

     Until December 1993, MRO was owned 80% by the Company's President and Chairman of the Board of Directors, Mr. Deas H. Warley III and 20% by a former Vice President and Board Member, Sal J. Pagano. Mr. Warley currently owns approximately 32% of the Company's outstanding common stock and 10.3% of the related $4.00 warrants.

     Effective November 1, 1995, the Company purchased a building and land in Midland County, Texas, for $78,996 from Mr. Warley and another individual for use as a district office. Mr. Warley and the other individual each financed 50% of the purchase price less the down payment of $10,496. The two $34,250 ten year notes bear interest at 7.5% and are payable in equal monthly installments of $407 each. The cost to the Company was based on an independent written appraisal and certain improvements completed before the property was purchased.

     In December 1995, Mr. Warley borrowed $582,805 from the Company under an eighteen month term note bearing 7.5% interest, secured by 287,947 shares of the Company's common stock. Mr. Warley used these funds to exercise his 233,122 warrants to buy common stock at $2.50 per share. The balance of the note payable to Mr. Warley discussed above was netted against this note receivable and he made a cash payment of $95,000 leaving a balance of $453,641 at December 31, 1995. This amount is reflected in the accompanying balance sheet as a reduction of stockholders' equity at December 31, 1995. This note was paid in full in September 1996 by offsetting the balance of $479,648 against the payment to Mr. Warley for his stock and options in Summit Petroleum Corporation (See Note B.).

     MRO serves as operator for most of the Company's oil and gas properties and also collects and disburses revenues on certain of these properties.

     Effective January 1, 1994, the Company sold a ten percent working interest in the Ned Wilson property located in Ward County, Texas to Summit for $85,696, which was the Company's cost adjusted for revenues and expenses through December 31, 1993.

     Effective August 1, 1994, Summit participated with the Company in the acquisition of certain properties in Coke and Howard Counties. The purchase price of these properties was $1,950,000, which was adjusted for revenues and expenses from August 1, 1994 through the closing date of August 15, 1994. Summit acquired ten percent of the Company's interest in these properties for ten percent of the purchase price adjusted for revenues and expenses and ten percent of the transaction costs.

                      MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F. (CONTINUED)

     During 1995, Summit participated with the Company in the acquisition of certain oil and gas leases and seismic options in the Sunburst Project, Terry County, Texas, and the Latigo and Lakota Projects, Hockley County, Texas in exchange for a commitment from the Company and Summit to expend certain monies in connection with acquiring an interest in certain oil and gas leases, seismic options, conducting 3D geological surveys, interpretation of 3D seismic data and the drilling of two or more test wells. Summit acquired its five percent interest working interest in proportion to its share of the commitment.

     Effective September 1, 1995, Summit participated with the Company in the acquisition of additional working interests in certain Redfish Bay properties in Nueces County, Texas. Summit acquired its four percent working interest on the same basis as the Company.

     The amounts due from related party at December 31, 1995, represent undistributed oil and gas revenues, joint interest expenditures incurred in the Company's normal operations and development of oil and gas properties as well as management fees due from Summit. The amount due from a related party at December 31, 1996, represents reimbursements due for certain acquisition and exploration costs from a newly formed limited partnership for which the Company is general partner. The limited partnership group is comprised of 19 individuals of which 18 are also stockholders of the Company. In addition, two of these individuals are directors of the Company.

NOTE G.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation arising from its attempt in late 1991 to become the general partner of 27 oil and gas limited partnerships sponsored by Merrico Resources Inc. The Company is appealing a decision entered in the United States Bankruptcy Court for the Western District of Oklahoma that precludes the Company from enforcing its election by the limited partners as the general partner. The ultimate outcome of this matter is uncertain.

     The Company was a plaintiff in litigation which sought to recover unpaid revenues due from and questionable charges paid to a former property operator, from January 1985 to June 1987. A settlement agreement and release was entered into between the Company and the defendant. Income related to this matter of $120,090 was recorded in 1994.

     The Company is involved in other claims and disputes arising in the ordinary course of business. Management believes the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

     The Company is contingently liable for an letter of credit in the amount of $50,000 issued by its bank in favor of an insurance company to secure performance under a $200,000 bond for its operations in Redfish Bay.

     The Company is contingently liable for an irrevocable letter of credit issued by its bank in favor of the seller of certain oil and gas properties purchased by the Company in 1995. This letter of credit, in the amount of $850,000, is to secure performance by the Company of its development obligations with respect to these properties. Remaining development obligations with respect to these properties were approximately $77,000 and $420,000 as of December 31, 1996 and 1995, respectively.

     The Company has exploration commitments with respect to unproven oil and gas properties acquired during 1995 of approximately $1,000,000 as of December 31, 1996.

     During 1995, the Company began leasing its executive office space and incurred rental expense of $34,560 in 1995 and $92,088 in 1996. Future minimum rental commitments, as of December 31, 1996, for this noncancellable lease expiring in July 1997 are $49,885.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H.  INCOME TAXES

     The deferred tax assets and liabilities reflected in the consolidated balance sheets as December 31, 1996 and 1995 are as follows:

                                                  1996                1995
                                             --------------      --------------
     Deferred tax assets:
          Tax loss carry-forwards            $    1,193,719      $    1,012,225
          Other                                       9,405               3,332
          Property held for sale                       -                339,509
                                             --------------      --------------
                                                  1,203,124           1,355,066

     Deferred tax liabilities:
          Property and equipment                    619,975             655,188
          Property held for sale                    108,317                -
          Contracts and leases                      143,876              97,815
                                             --------------      --------------

                                                    872,168             753,003
                                             --------------      --------------

     Net deferred tax asset                  $      330,956      $      602,063
                                             --------------      --------------
                                             --------------      --------------


     For income tax purposes, the Company has a net loss of approximately $2,874,000 available for carryforward which, if not utilized, will begin to expire in 2005. Summit has losses of approximately $610,000 which, if not utilized, will begin to expire in 2000. Management has determined that, based on future expectations, it is more likely than not that the Company's future taxable income will be sufficient to fully utilize these losses prior to their expiration.

     A reconciliation of the provision for income taxes to the income taxes computed using the federal statutory rate for the years 1996, 1995 and 1994 follows:

                                                      1996               1995                1994
                                                   ---------         -----------         -----------
Amount computed using statutory tax                $  17,817         $  (378,513)         $  180,357
Increase (reduction) in taxes resulting from:
     Nondeductible entertainment expenses              2,642               2,400               4,388
     State income tax                                    890                -                 11,662
     All other                                         8,931                (128)             (9,307)
                                                   ---------         -----------         -----------

Effective federal income tax (benefit)             $  30,280         $  (376,241)         $  187,100
                                                   ---------         -----------         -----------

                      MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995, is comprised of the following:

                                                    1996               1995
                                               -------------     -------------
     Producing oil and gas properties          $  25,809,221     $  21,246,244
     Non-producing oil and gas properties          1,127,605           259,441
     Transportation equipment                        282,532           264,565
     Computer equipment and software                 229,155           214,809
     Office furniture and equipment                   94,299            90,465
     Land and buildings                               96,545            94,674
     Leasehold improvements                            9,014             5,938
     Wells in progress                               241,209               -
                                               -------------     -------------

                                               $  27,889,580     $  22,176,136
                                               -------------     -------------
                                               -------------     -------------

NOTE J.  HEDGING ACTIVITIES

     Effective March 1, 1995, the Company entered into a one year gas swap agreement to hedge against a portion of the price risk associated with gas price declines. This agreement covers approximately 50% of the Company's total estimated gas production. The Company's price under this agreement is a minimum of $1.50 per mcf with a 40% participation in prices over $1.50. This swap agreement expired in February, 1996, and the Company has not entered into another contract. Losses under this contract were $21,109 and $25,860 for 1995 and 1996, respectively. Gains or losses relating to the swap agreement are measured, settled and recognized at the end of each month as part of oil and gas sales.

NOTE K.  OIL AND GAS INFORMATION

     Capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                      1996                  1995
                                                                 -------------         -------------
     Proved producing properties subject to depreciation,
     depletion and amortization                                  $  25,809,221         $  21,246,244
     Less accumulated depreciation, depletion and
     amortization                                                   13,769,157            11,617,687
                                                                 -------------         -------------

                                                                    12,040,064             9,628,557
     Wells in progress                                                 241,209                 -
     Non-producing properties                                        1,127,605               259,441
                                                                 -------------         -------------

     Net capitalized cost                                        $  13,408,878          $  9,887,998
                                                                 -------------         -------------
                                                                 -------------         -------------

                      MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K. (CONTINUED)

     A summary of costs incurred in acquisition, development and exploration of oil and gas properties is as follows:

                                                                       1996                  1995                1994
                                                                  ------------            ---------         ------------
     Acquisition costs - Proven properties                        $  2,391,228            $  510,832        $  1,854,685
     Acquisition costs - Unproven properties                           922,607               198,124               -
     Development costs                                               2,368,448             2,011,634             460,317
     Exploration costs                                                 766,855               198,453              32,191


     Depreciation, depletion and amortization per equivalent barrel of oil produced (gas is converted to equivalent barrels at the rate of 6 mcf per barrel) are as follows:

                                                                       1996                  1995                1994
                                                                  ------------            ---------         ------------
     Depreciation, depletion and amortization:
          Based on production                                     $       2.91             $   2.73          $      2.82


NOTE L.  CASH FLOWS

Supplemental disclosures of cash flow information are as follows:

                                                                       1996                  1995                1994
                                                                  ------------            ---------         ------------
     Cash paid during the year for:
     Interest                                                     $    625,948            $  560,456        $    470,615
     Income taxes                                                 $       -               $   30,272        $     26,557
     Significant non-cash activities:
     Issuance of warrants to bank                                 $       -               $   75,000        $       -
     Note receivable from sale of building                        $       -               $  344,875        $       -
     Note payable from purchase of district
          office, warehouse and yard                              $       -               $   68,500        $       -
     Note receivable from officer/director
          for exercise of warrants, net of
          note payable                                            $       -               $  548,641        $       -
     Treasury stock contributed to ESOP                           $   26,462              $   12,989        $       -
     Development costs incurred, unpaid at year end               $  110,700              $    -            $       -
     Non-cash reduction in note receivable
          officer/director                                        $  479,648              $    -            $       -


NOTE M.  OIL AND GAS RESERVES (UNAUDITED)

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the Securities and Exchange Commission and Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions, with no provision for price and cost escalators, except by contractual agreement. The estimates as of December 31, 1996, 1995 and 1994 are based on evaluations prepared by E. Ralph Green and Associates, Independent Petroleum Engineers.

                      MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M. (CONTINUED)

     Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information is available and as economic conditions in the industry change.

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                                                            Oil (Bbls)          Gas (Mcf)
                                                            ----------          ----------
Proved reserves, December 31, 1993                           1,402,068          12,983,493
Extensions, discoveries and improved recovery                  571,751           3,600,305
Revision of previous estimates                                 221,209           1,102,643
Purchase of minerals-in-place                                  160,302             762,498
Sales of minerals-in-place                                      (5,819)            (32,288)
Production                                                    (171,755)         (1,356,130)
                                                            ----------          ----------

Proved reserves, December 31, 1994                           2,177,756          17,060,521
Extensions, discoveries and improved recovery                  298,140             370,722
Revision of previous estimates                                   8,285             760,412
Purchase of minerals-in-place                                   70,080           1,545,859
Production                                                    (166,652)         (1,268,772)
                                                            ----------          ----------

Proved reserves, December 31, 1995                           2,387,609          18,468,742
Sales of minerals-in-place                                      (1,521)            (16,519)
Extensions, discoveries and improved recovery                  279,444             223,243
Revision of previous estimates                                 171,677          (1,124,321)
Purchase of minerals-in-place                                   44,528             327,466
Purchase of Summit                                             175,656           1,418,424
Production                                                    (215,913)         (1,002,482)
                                                            ----------          ----------

Proved reserves, December 31, 1996                           2,841,480          18,294,553
                                                            ----------          ----------
                                                            ----------          ----------

Proved developed reserves (UNAUDITED):

     December 31, 1994                                       1,463,675          12,617,620
     December 31, 1995                                       1,918,557          14,131,580
     December 31, 1996                                       2,061,974          13,821,400


                      MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M.  (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
     RELATING TO PROVED RESERVES (UNAUDITED):

                                                                        Years ended December 31,
                                                        ---------------------------------------------------------
                                                              1996                1995                    1994
                                                        --------------       -------------          -------------
Future cash inflows                                     $  139,037,425       $  79,172,668          $  67,876,078
Future production costs                                     51,857,027          38,818,603             34,287,213
Future development costs                                     7,231,324           5,691,375              6,027,125
Future income taxes (a)                                     18,372,157           7,360,573              5,507,170
                                                        --------------       -------------          -------------

Future net cash flows                                       61,576,917          27,302,117             22,054,570
Annual discount (10%) for estimated
     timing of cash flows                                   29,984,568          13,001,409              9,507,627
                                                        --------------       -------------          -------------
Standardized measure of discounted
     future net cash flows                               $  31,592,349       $  14,300,708          $  12,546,943
                                                        --------------       -------------          -------------
                                                        --------------       -------------          -------------


(a) Future income taxes are computed at current statutory rates on future net cash flows before income taxes less the income tax bases of the oil and gas properties, available loss carry-forwards and statutory depletion carryforwards.


CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
     NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED):

                                                                        Years ended December 31,
                                                        ---------------------------------------------------------
                                                              1996                1995                    1994
                                                        --------------       -------------          -------------
Sales of oil and gas produced,
     net of production costs                             $  (4,722,529)      $  (2,386,779)         $  (2,253,972)
Net changes in price and production costs                   19,074,149           1,539,078               (381,338)
Previously estimated development costs incurred                 35,190             120,474                138,543
Revisions of estimated future development costs                (84,478)            124,763             (1,300,266)
Revision of quantity estimates                                 167,303             722,631              1,646,549
Purchases of minerals-in-place                                 840,715           1,070,857              1,120,026
Acquisition of Summit                                        2,875,995               -                      -
Sales of minerals-in-place                                     (31,888)              -                    (31,562)
Extensions and discoveries                                   1,857,974           2,114,257              1,291,585
Net change in income taxes                                  (4,838,537)           (514,350)               183,778
Accretion of discount                                        1,768,766           1,541,954              1,391,782
Changes in timing of estimated cash flows and other            348,981          (2,579,120)              (119,633)
                                                        --------------       -------------          -------------

Changes in standardized measure                             17,291,641           1,753,765              1,685,492
Standardized measure, beginning of year                     14,300,708          12,546,943             10,861,451
                                                        --------------       -------------          -------------

Standardized measure, end of year                        $  31,592,349       $  14,300,708          $  12,546,943
                                                        --------------       -------------          -------------
                                                        --------------       -------------          -------------

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 1997.

ITEM 10.     EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 1997.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 1997.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 1997.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  REPORTS ON FORM 8-K:     None

(B)  EXHIBITS:

     3.1*      Articles of Incorporation
     3.2*      Bylaws
     3.3**     Articles of Amendment to the Articles of Incorporation.
               (Previously filed as the same exhibit number with the Company's
               Annual Report on Form 10-KSB dated December 31, 1994, and
               incorporated herein by reference.)
     4.1*      Specimen Common Stock Certificate
     4.2*      Warrant Agreement for $2.50 and $4.00 warrants
     4.4*      Specimen $4.00 Warrant Certificate
     10.1      Credit agreement between the Company and First Union National
               Bank of North Carolina dated October 31, 1996
     10.2**    1994 Midland Resources, Inc. Long-Term Incentive Plan.
               (Previously filed as the same exhibit number the Company's Annual
               Report on Form 10-KSB dated December 31, 1994.)
     10.3**    Employment Contract between the Company and Deas H. Warley III dated January 1, 1995.  (Previously filed as the same exhibit number the Company's Annual Report on Form 10-KSB dated December
               31, 1994.)
     10.9**    Agreement of Acquisition between the Company and Miresco, Inc.
               dated December 31, 1993.  (Previously filed as the same exhibit number with the Company's Current Report on Form 8-K dated
               December 31, 1993.)
     10.14**   Sunburst Prospect Purchase and Sale Agreement, Stipulation of
               Interest and Exploration and Development Agreement dated July 14,
               1995, between the Company and Seneca Resources Corporation and
               Pathfinder Oil & Gas, Inc.  (Previously filed as the same exhibit number with the Company's Quarterly Report on Form 10-QSB dated
               June 30, 1995.)
     10.15**   Latigo Prospect Purchase and Sale Agreement, Stipulation of
               Interest and Exploration and Development Agreement dated July 14,
               1995, between the Company and Seneca Resources Corporation and
               Pathfinder Oil & Gas, Inc.  (Previously filed as the same exhibit number with the Company's Quarterly Report on Form 10-QSB dated
               June 30, 1995.)
     10.16**   Lakota Prospect Purchase and Sale Agreement, Stipulation of
               Interest and Exploration and Development Agreement dated July 11,
               1995, between the Company, AXEM - Blackbird L.L.C., Summit
               Petroleum Corporation and Pathfinder Oil & Gas, Inc.  (Previously
               filed as the same exhibit number with the Company's Quarterly
               Report on Form 10-QSB dated June 30, 1995.)
     10.20     Amendment to Employment Contract between the Company and Deas H.
               Warley III dated January 8, 1996
     10.21**   Agreement and Plan of Merger between the Company, MRI Acquisition and Summit dated July 17, 1996 (Previously files as Exhibit
               99.(a)(3) with the Company's Schedule 14D-1 dated July 18, 1996.)
     10.22     Agreement of Limited Partnership of Chalk Mountain Exploration,
               LTD dated January 14, 1997, between the Company as General
               Partner and the limited partners named therein
     10.23     The Company's 1997 Board of Directors Stock Incentive Plan
     10.24     Purchase and Sale Agreement between the Company and Redfish Bay
               Development Corporation and PI Energy Corporation dated effective
               February 1, 1997
     10.25     Warrant to purchase 10,000 shares of Common Stock issued to Sam
               R. Brock, dated October 23, 1996
     10.26     Promissory Note dated December 15, 1995, by Deas H. Warley III as maker, and the Company in the principal amount of $582,805 and repaid September 19, 1996
     21        Subsidiaries of the registrant
     23.1      Consent of Ernst & Young LLP, independent auditors dated April
               11, 1997
     23.2      Consent of Grant Thornton LLP, independent auditors dated April
               11, 1997

-------------------------------
     * Previously filed as the same exhibit number with the Company's Registration Statement on Form 10 and incorporated herein by reference.
     **   Incorporated herein by reference as indicated.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MIDLAND RESOURCES, INC.




Date:  April 14, 1997                By:/s/ Deas H. Warley III
                                          ---------------------------------
                                     Deas H. Warley III, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



Date:  April 14, 1997              By:/s/ Deas H. Warley III
                                      ---------------------------------
                                   Deas H. Warley III, Chairman, President,
                                   Director


Date:  April 14, 1997              By:/s/ Howard E. Ehler
                                      ---------------------------------
                                   Howard E. Ehler, Chief Financial Officer,
                                   Vice President


Date:  April 14, 1997              By:/s/ Robert R. Donnelly
                                      ---------------------------------
                                   Robert R. Donnelly, Director


Date:  April 14, 1997              By:/s/ Sam R. Brock
                                      ---------------------------------
                                   Sam R. Brock, Director


Date:  April 14, 1997              By:/s/ Wayne M. Whitaker
                                      ---------------------------------
                                   Wayne M. Whitaker, Director


Date:     April 14, 1997           By:/s/ Darrell M. Dillard
                                      ---------------------------------
                                   Darrell M. Dillard, Director

                                INDEX TO EXHIBITS
                                                                    SEQUENTIALLY
      EXHIBIT                                                         NUMBERED
        NO.                         EXHIBIT                             PAGE
      -------                       -------                          -----------

(A)  REPORTS ON FORM 8-K:      None

(B)  EXHIBITS:
     3.1*           Articles of Incorporation
     3.2*           Bylaws. .
     3.3**          Articles of Amendment to the Articles of Incorporation.
                    (Previously filed as the same exhibit number with the
                    Company's Annual Report on Form 10-KSB dated December 31,
                    1994, and incorporated herein by reference
     4.1*           Specimen Common Stock Certificate .
     4.2*           Warrant Agreement for $2.50 and $4.00 warrants
     4.4*           Specimen $4.00 Warrant Certificate
     10.1           Credit agreement between the Company and First Union
                    National Bank of North Carolina dated October 31, 1996
     10.2**         1994 Midland Resources, Inc. Long-Term Incentive Plan.
                    (Previously filed as the same exhibit number the Company's
                    Annual Report on Form 10-KSB dated December 31, 1994.)
     10.3**         Employment Contract between the Company and Deas H.
                    Warley III dated January 1, 1995.  (Previously filed as the same exhibit number the Company's Annual Report on
                    [caad 214]Form 10-KSB dated December 31, 1994.)
     10.9**         Agreement of Acquisition between the Company and Miresco,
                    Inc. dated December 31, 1993.  (Previously filed as the same exhibit number with the Company's Current Report on Form 8-K dated December 31, 1993.)
     10.14**        Sunburst Prospect Purchase and Sale Agreement, Stipulation
                    of Interest and Exploration and Development Agreement dated
                    July 14, 1995, between the Company and Seneca Resources
                    Corporation and Pathfinder Oil & Gas, Inc.  (Previously
                    filed as the same exhibit number with the Company's
                    Quarterly Report on Form 10-QSB dated June 30, 1995.)
     10.15**        Latigo Prospect Purchase and Sale Agreement, Stipulation
                    of Interest and Exploration and Development Agreement dated
                    July 14, 1995, between the Company and Seneca Resources
                    Corporation and Pathfinder Oil & Gas, Inc.  (Previously
                    filed as the same exhibit number with the Company's
                    Quarterly Report on Form 10-QSB dated June 30, 1995.)
     10.16**        Lakota Prospect Purchase and Sale Agreement, Stipulation
                    of Interest and Exploration and Development Agreement dated
                    July 11, 1995, between the Company, AXEM - Blackbird L.L.C.,
                    Summit Petroleum Corporation and Pathfinder Oil & Gas, Inc.
                    (Previously filed as the same exhibit number with the
                    Company's Quarterly Report on Form 10-QSB dated June 30,
                    1995.)
     10.20          Amendment to Employment Contract between the Company and
                    Deas H. Warley III dated January 8, 1996
     10.21**        Agreement and Plan of Merger between the Company, MRI
                    Acquisition and Summit dated July 17, 1996. (Previously
                    files as Exhibit 99.(a)(3) with the Company's Schedule 14D-1 dated July 18, 1996.)
     10.22          Agreement of Limited Partnership of Chalk Mountain
                    Exploration, LTD dated January 14, 1997, between the Company as General Partner and the limited partners named therein
     10.23          The Company's 1997 Board of Directors Stock Incentive Plan
     10.24          Purchase and Sale Agreement between the Company and Redfish
                    Bay Development Corporation and PI Energy Corporation dated effective February 1, 1997
     10.25          Warrant to purchase 10,000 shares of Common Stock issued to
                    Sam R. Brock, dated October 23, 1996
     10.26          Promissory Note dated December 15, 1995, by Deas H.
                    Warley III as maker, and the Company in the principal amount of $582,805 and repaid September 19, 1996
     21             Subsidiaries of the registrant
     23.1           Consent of Ernst & Young LLP, independent auditors dated
                    April 11, 1997
     23.2           Consent of Grant Thornton LLP, independent auditors dated
                    April 11, 1997
-------------------------------------
     * Previously filed as the same exhibit number with the Company's Registration Statement on Form 10 and incorporated herein by reference.
     **   Incorporated herein by reference as indicated.