Form 10QSB
period 1997-03-31
MIDLAND RESOURCES INC /TX/
filed 1997-05-15
CIK 868424

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                         Commission file number 0-18836


                             MIDLAND RESOURCES, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    TEXAS                              75-2286814
         ----------------------------             ----------------------
         (State or other jurisdiction                 (IRS Employer
              of incorporation)                   Identification Number)


          16701 Greenspoint Park Drive, Suite 200, Houston, Texas 77060
                    (Address of principal executive offices)

                                 (281) 873-4828
                           ---------------------------
                           (Issuer's telephone number)

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

   Common Stock, $.001 par value: 4,424,071 shares outstanding at May 12, 1997

                             MIDLAND RESOURCES, INC.



                                TABLE OF CONTENTS

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION


    Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
    and December 31, 1996                                               3

    Unaudited Consolidated Statements of Operations for the three
    month periods ended March 31, 1997 and March 31, 1996               5

    Unaudited Consolidated Statements of Cash Flows for the three
    month periods ended March 31, 1997 and March 31, 1996               6

    Notes to Unaudited Financial Statements                             7

    Management's Discussion and Analysis of Financial Condition
    and Results of Operation                                            8



PART II.  OTHER INFORMATION                                            11



SIGNATURES                                                             12

PART I - FINANCIAL INFORMATION

                             MIDLAND RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                              March 31,    December 31,
                                                1997          1996
                                            -----------    ------------
                                            (Unaudited)
ASSETS

Current assets:
  Cash                                      $   342,495   $    366,677
  Accounts receivable:
     Oil and gas sales                          610,962        834,269
     Related parties                              4,006        360,479
     Other                                      493,700        359,600
  Property held for sale                           -         1,241,515
  Other current assets                          160,503        104,180
  Deferred tax asset                            378,000        378,000
                                            -----------   ------------

     Total current assets                     1,989,666      3,644,720

Property and equipment, at cost, partially
 pledged:
  Oil and gas properties and equipment,
   using successful efforts method           27,825,483     26,936,826
  Transportation equipment                      294,818        282,532
  Computer equipment and software               243,240        229,155
  Office furniture and equipment                 96,732         94,299
  Land, building and leasehold improvements     105,559        105,559
  Wells in progress                             245,188        241,209
  Less accumulated depreciation, depletion
   and amortization                         (14,354,901)   (14,076,100)
                                            -----------   ------------

     Property and equipment, net             14,456,119     13,813,480

Other assets:
  Investment in limited partnership             602,532          -
  Goodwill, net of amortization                 740,600        747,271
  Contracts and leases, net of amortization     406,173        414,633
  Note receivable                               314,339        317,759
  Other                                          38,534         38,783
                                            -----------   ------------

  Total assets                              $18,547,963   $ 18,976,646
                                            -----------   ------------
                                            -----------   ------------

                   THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                             MIDLAND RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                             March 31,    December 31,
                                               1997           1996
                                           -----------    ------------
                                           (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt        $ 1,205,131    $ 1,680,830
  Accounts payable and accrued expenses      1,806,979      1,194,344
  Drilling advances                                -          393,254
                                           -----------    -----------

  Total current liabilities                  3,012,110      3,268,428

Long-term debt, net of discount              6,403,327      7,166,421
Deferred income tax liability                  253,169         47,044
Payable for the purchase of subsidiary
 and other                                     220,468        317,493
                                           -----------    -----------

  Total liabilities                          9,889,074     10,799,386

Stockholders' equity:
  Preferred stock, par value $0.01 per
   share; 20,000,000 shares authorized;
   none issued                                     -              -
  Common stock, par value $0.001 per
   share; 80,000,000 shares authorized;
   4,411,031 shares issued at March 31,
   1997, and 4,401,031 shares at
   December 31, 1996                             4,411          4,401
  Additional paid in capital                 8,247,252      7,898,199
  Unearned compensation                       (273,172)         -
  Retained earnings                            680,398        274,660
                                           -----------    -----------

Total stockholders' equity                   8,658,889      8,177,260
                                           -----------    -----------

Total liabilities and stockholders'
 equity                                    $18,547,963    $18,976,646
                                           -----------    -----------
                                           -----------    -----------

                    THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                          OF THE FINANCIAL STATEMENTS.

                             MIDLAND RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three months ended March 31,
                                                                  1997             1996
                                                              -----------       -----------
                                                              (Unaudited)       (Unaudited)
Operating revenue:
  Oil and gas sales                                           $1,828,255         $1,493,141
  Management fees                                                    -               15,000
  Property operator fees                                          27,079             22,098
  Other                                                            2,805              1,153
                                                              ----------         ----------
     Total operating revenue                                   1,858,139          1,531,392

Operating costs and expenses:
  Oil and gas production                                         737,489            681,785
  Exploration costs                                                8,555            176,656
  Depreciation, depletion and amortization                       314,781            234,102
  General and administrative                                     333,849            305,846
                                                              ----------         ----------
     Total operating costs and expenses                        1,394,674          1,398,389
                                                              ----------         ----------
                                                                 463,465            133,003
Other income and (expenses):
  Gain (loss) on sale of property and equipment                  351,079             (1,889)
  Interest  and other income                                       9,956             16,434
  Interest expense                                              (212,637)          (152,207)
                                                              ----------         ----------
     Total other income and expenses                             148,398           (137,662)
                                                              ----------         ----------

Income (loss) before income taxes                                611,863             (4,659)

Deferred federal income tax expense (benefit)                    206,125             (1,582)
                                                              ----------         ----------

Net income (loss)                                             $  405,738         $   (3,077)
                                                              ----------         ----------
                                                              ----------         ----------


Earnings (loss) per common and common
  equivalent share (NOTE A)                                   $     0.08         $   (0.001)
                                                              ----------         ----------
                                                              ----------         ----------


                    The accompanying note is an integral part
                          of the financial statements.

                             MIDLAND RESOURCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three months ended March 31,
                                                                  1997             1996
                                                              -----------       -----------
                                                              (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                           $   405,738        $  (3,077)
  Deferred federal income tax expense (benefit)                   206,125           (1,582)
  Depreciation, depletion and amortization                        314,781          234,102
  (Gain) loss on sale of property and equipment                  (351,079)           1,889
  (Increase) decrease in accounts receivable                       89,207         (168,312)
  Increase in receivable from related parties                      (4,006)         (82,054)
  Increase in due to related parties                                  -             13,128
  Increase in accounts payable relating
     to operations                                                612,635          147,370
  (Increase) decrease in other current assets                     (56,323)          29,677
  Non-cash stock based compensation                                43,078              -
  Other                                                             8,010           53,779
                                                              -----------        ---------

  Net cash provided by operating activities                     1,268,166          224,920

Cash flows from investing activities:
  Sales of property and equipment                               1,649,407            1,000
  Additions to property and equipment                            (980,292)        (466,831)
  Payments to minority interests in Summit                        (97,025)             -
  Investment in marketable equity securities                          -           (312,249)
  Investments in limited partnership                             (602,532)             -
  Cost reimbursement from limited partnership                     360,479              -
                                                              -----------        ---------
  Net cash provided by (used in) investing activities             330,037         (778,080)

Cash flows from financing activities:
  Exercise of stock options and warrants                           32,813            9,232
  Collection on note receivable                                     3,420            3,406
  Short-term borrowing from bank                                      -             70,000
  Long-term borrowings                                            406,250          600,000
  Principal payments on long-term debt                         (1,671,614)        (585,577)
  Repayment of drilling advances                                 (393,254)             -
                                                              -----------        ---------

  Net cash provided by (used in) financing activities          (1,622,385)          97,061
                                                              -----------        ---------

Net decrease in cash                                              (24,182)        (456,099)
Cash, beginning of the period                                     366,677          514,610
                                                              -----------        ---------

Cash, end of period                                           $   342,495        $  58,511
                                                              -----------        ---------
                                                              -----------        ---------

                    The accompanying note is an integral part
                          of the financial statements.

                             MIDLAND RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

  Midland Resources, Inc. ("Company"), was organized in 1990 with the issue of common stock and warrants in exchange for oil and gas partnership interests.
The Company and its wholly owned subsidiaries are headquartered in Houston, Texas. The Company is involved in the acquisition, exploration, development and production of oil and gas and owns producing properties and undeveloped acreage in Texas, North Dakota, Colorado, Illinois and Oklahoma. The majority of its activities are centered in the Permian Basin of West Texas. Midland Resources Operating Company Inc. ("MRO"), a wholly owned subsidiary, is in the business of oil and gas property operations. Summit Petroleum Corporation ("Summit") is a wholly owned subsidiary engaged in oil and gas acquisition, exploration, development, production and property operations. Summit was acquired in 1996 in a transaction accounted for as a purchase and has been included in the Company's consolidated financial statements since October 1, 1996.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiaries as of March 31, 1997, the results of operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Financial Statements" in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

EARNINGS PER SHARE

   Earnings (loss) per common and common equivalent share for the three month periods ended March 31, 1997 and 1996 is computed as follows:

                                                               Three Months ended
                                                                    March 31,
                                                            ------------------------
                                                               1997        1996
                                                            ----------   -----------
Net income (loss)                                           $  405,738   $   (3,077)
Assumed reduction in interest expense, net of taxes,
  resulting from application of proceeds from assumed
  exercise of options and warrants                             106,590         -
                                                            ----------   -----------
Net income (loss) for per share computations                   512,328       (3,077)
                                                            ----------   -----------
                                                            ----------   -----------
Weighted average common and common equivalent shares:
   Common stock                                              4,406,031    4,386,231
   Stock options and warrants, net of shares assumed to
     be repurchased with proceeds from assumed exercise
     of options and warrants                                 1,979,150         -
                                                            ----------   -----------
                                                             6,385,181    4,386,231
                                                            ----------   -----------
                                                            ----------   -----------
Earnings (loss) per share                                   $     0.08   $   (0.001)
                                                            ----------   -----------
                                                            ----------   -----------

  The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" which requires changes in the computation and reporting of earnings per share.
This pronouncement, which becomes effective January 1, 1998, provides for the presentation of basic earnings per share, computed without regard to options, warrants, and other stock equivalents, and diluted earnings per share, which gives effect to common stock equivalents. The Company has not fully determined the effects of these new rules on its reported earnings per share.

                             MIDLAND RESOURCES, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

  The Company's initial capitalization was through the acquisition of the interests of the seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,264,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period November 1990 to November 2002. In October 1995, the Company called for redemption of its $2.50 warrants. Holders received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised, resulting in net proceeds of approximately $1,831,000. As of December 31, 1996, none of the $4.00 warrants had been exercised.

  On December 20, 1996, the Company completed the acquisition of Summit, an affiliated entity engaged in oil and gas acquisition, development and exploration activities which owned interests in many of the same properties as the Company. The Company's total investment in acquiring Summit is approximately $2,011,000.

  The Company has increased its proved reserves by more than 50% since 1993 through acquisitions with ascertainable additional reserve potential and a selective program of drilling, workovers, recompletions and re-entries. Historically, the Company's growth has been primarily through the acquisition and subsequent development of proved oil and gas properties. During 1996, the Company escalated its development and exploration activities with the drilling of three successful development wells and three exploratory wells, one of which was completed as a producing well. During the first quarter of 1997, the Company completed two successful exploratory wells, one of which is held by a limited partnership in which the Company serves as general partner. In April
1997, an additional exploratory well was successfully completed.   The Company
intends to continue increasing production and reserves through exploration and further development of existing oil and gas properties and future acquisitions. The Company estimates that it will drill up to 24 wells in 1997 and 24 in 1998 at a cost of approximately $8.4 million per year to the Company's interest. The majority of these will be development wells on recent 3D seismic discovery locations. Four of these will be exploratory wells on separate features in the 3D seismic projects.

  Management believes that the cost of its exploration and development programs will be funded from additional debt and equity financing, and to a lesser extent from cash flows from operations.

CAPITAL RESOURCES AND LIQUIDITY

  In the first quarter of 1997, net cash provided by operations increased from the same period in 1996 by $1,043,246, reflecting increased oil and gas revenue, partially offset by increased production costs. Net cash from investing activities increased from the first quarter of 1996 by $1,108,117, due primarily from the sale of oil and gas properties, partially offset by increased capital expenditures and an investment in an oil and gas limited partnership for which the Company serves as general partner, as well as payments on the Summit acquisition. Net cash provided by financing activities decreased from 1996 by $1,719,446, due primarily to reductions in long-term debt. In the first quarter of 1997, cash payments for development of oil and gas properties totaled $963,774. During the same period in 1996, cash payments for capital expenditures was $466,831, which was comprised primarily of oil and gas development expenditures.

  At March 31, 1997, the Company had negative working capital of approximately $1,022,000 compared to positive working capital of approximately $376,000 at December 31, 1996, for a net decrease of $1,398,000. This is due primarily to the funding of the Company's oil and gas exploration and development program from operations during the first quarter of 1997. Management believes that additional long-term debt and equity financing are necessary for the Company to finance its drilling and development plans. In the event that the Company is unable to obtain the necessary financing, it has the ability to curtail its drilling program so as to meet its financial obligations.

  In December 1994, the Company's credit facility with its bank was increased to $20,000,000 with a borrowing base of $7,000,000 and its terms were extended. On June 1, 1995, the borrowing base was increased to $8,000,000, and effective the same date, this note was amended to allow 25% of the borrowing base to be used for working capital purposes and to decrease the interest rate from prime rate plus 1.5% to prime rate plus 0.75%. In exchange, the bank received 150,000 warrants to purchase common stock at $4.00 per share. In October 1996, the borrowing base was increased to $9,500,000, and in March 1997 was reduced to $8,200,000 as a result of the sale of the Company's interest in the Redfish Bay properties. Amounts outstanding under this loan agreement currently bear interest at a rate which, at the Company's option, either fluctuates with the bank's prime rate, or which is based on the London Interbank Offered Rate. Interest is payable monthly as it accrues. The credit facility also provides for the payment of a commitment fee equal to 1/2 of 1% of the unused balance of the borrowing base; payable quarterly. The borrowing base is reduced by $100,000 per month beginning April 1997 with final maturity in October 2000. The balance of this note at March 31, 1997, was $7,565,554. This note is secured by the majority of the Company's assets.

  The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of March 31, 1997, the Company was receiving $19.50 per bbl as compared to $25.00 at January 1, 1997. Fluctuations in price have a significant impact on the Company's financial condition and liquidity. In the absence of rapid and dramatic decreases in oil and gas prices, management believes it can maintain adequate liquidity for future needs.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

  Net income increased from a loss of $3,077 for the three months ended March 31, 1996, to a net income of $405,738 for the same period in 1997, an increase of $408,815. Individual categories of income and expense are discussed below.

  Oil and gas sales increased from $1,493,141 in the first quarter of 1996 to $1,828,255 in the same period of 1997. This increase of $335,114 or 22% resulted from increased oil and gas prices, offset in part by decreased oil production. Oil and gas sales included a $25,860 loss in 1996 from gas swap
contracts.   Oil and gas production quantities were 46,425 bbls and 251,073 mcf for the first quarter of 1997 and 52,876 bbls and 250,233 mcf in 1996, a decrease of 6,451 bbls or 12% and an increase of 840 mcf. Average gas prices increased from $2.16 per mcf in 1996 to $3.01 per mcf in 1997, while average oil prices increased from $18.49 per bbl in 1996 to $22.63 per bbl in 1997.

  Production costs increased from $681,785 in the first quarter of 1996 to $737,489 for the same period of 1997, an increase of $55,704 or 8%. This increase was primarily attributable to the inclusion of Summit in the 1997 consolidated financial statements.

  In the first quarter of 1997, the Company realized gains on the sales of oil and gas properties and equipment of $351,079 and a loss for the same period of 1996 of $1,889. The 1997 gain includes $349,079 from the sale of the Company's interest in the Redfish Bay properties.

  In the first quarter of 1996, the Company incurred exploration costs of $176,656. This was comprised primarily of 3D seismic costs under a program which is substantially completed. Exploration costs for the first quarter of 1997 were $8,555.

  General and administrative expenses (G&A) were $333,849 in the first quarter of 1997, an increase of $28,003 over the first quarter of 1996. This is due primarily to non-cash stock based compensation of $43,078, partially offset by decreases in various G&A categories.

  Depreciation, depletion and amortization ("DD&A") based on production and other methods increased from $234,102 in the first quarter of 1996 to $314,781 in the same period of 1997, an increase of $80,679 or 34%, due primarily to the addition of Summit properties and normal reserve declines on some properties.

  Interest expense increased from $152,207 for the first quarter of 1996 to
$212,637 for the same period of 1997, an increase of $60,430.   This is due to
the increase in long-term debt used to finance property acquisitions and development and the Summit acquisition in 1996.

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

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits:

            27 Article 5 Financial Data Schedule for first quarter 10-QSB (only filed electronically)

        b. Reports on Form 8-K - A report on Form 8-K was filed on February 25, 1997, reporting a change in the Registrant's Certifying Accountants from Ernst & Young LLP to Grant Thornton LLP to audit the Registrant's financial statements for the year ended December 31, 1996.

                                SIGNATURES


  In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   MIDLAND RESOURCES, INC.
                                   (Registrant)






Date: May 14, 1997                 By: /s/ Deas H. Warley III
                                       ------------------------------------
                                       Deas H. Warley III, President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: May 14, 1997                 By: /s/ Howard E. Ehler
                                       ------------------------------------
                                       Howard E. Ehler, Chief Financial Officer