Form 10QSB
period 1997-06-30
MIDLAND RESOURCES INC /TX/
filed 1997-08-14
CIK 868424

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission file number 0-18836

                             MIDLAND RESOURCES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   Texas                                 75-2286814
       (STATE OR OTHER JURISDICTION                     (IRS EMPLOYER
             OF INCORPORATION)                      IDENTIFICATION NUMBER)

                616 FM 1960 West, Suite 600, Houston, Texas 77090
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 580-9989
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  X    NO
          -----    -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  Common Stock, $.001 par value: 4,434,872 shares outstanding at June 30, 1997

                             MIDLAND RESOURCES, INC.




                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION


    Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
    and December 31, 1996                                                     3

    Unaudited Consolidated Statements of Operations for the three and six
    month periods ended June 30, 1997 and June 30, 1996                       5

    Unaudited Consolidated Statements of Cash Flows for the three and six
    month periods ended June 30, 1997 and June 30, 1996                       7

    Note to Unaudited Financial Statements                                    9

    Management's Discussion and Analysis of Financial Condition
    and Results of Operation                                                 10



PART II.  OTHER INFORMATION                                                  13



SIGNATURES                                                                   14

PART I - FINANCIAL INFORMATION

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
                                                       1997           1996
                                                    -----------    ------------
                                                     Unaudited
ASSETS

Current assets:
  Cash                                              $    80,380     $   366,677
  Accounts receivable:
     Oil and gas sales                                  668,137         834,269
     Related parties                                          -         360,479
     Property operations and other                      414,430         359,600
  Property and equipment held for sale                  114,347       1,241,515
  Other current assets                                   83,903         104,180
  Deferred tax asset                                    378,000         378,000
                                                    -----------     -----------


     Total current assets                             1,739,197       3,644,720


Property and equipment, at cost, partially pledged:
  Oil and gas properties and equipment,
     using successful efforts method                 28,314,749      26,936,826
  Transportation equipment                              213,273         282,532
  Computer equipment and software                       244,138         229,155
  Office furniture and equipment                         96,732          94,299
  Land, building and leasehold improvements              23,014         105,559
  Wells in progress                                           -         241,209
  Less accumulated depreciation, depletion
     and amortization                               (14,950,908)    (14,076,100)
                                                    -----------     -----------

     Property and equipment, net                     13,940,998      13,813,480

Other assets:
  Investment in oil and gas limited partnership       1,566,151               -
  Goodwill, net of amortization                         733,928         747,271
  Contracts and leases, net of amortization             396,158         414,633
  Note receivable                                       310,850         317,759
  Other                                                  31,939          38,783
                                                    -----------     -----------

Total assets                                        $18,719,221     $18,976,646
                                                    -----------     -----------
                                                    -----------     -----------

                   THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                         OF THE FINANCIAL STATEMENTS.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
                                                       1997           1996
                                                    ---------      ------------
                                                    Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                 $ 1,290,163     $ 1,680,830
  Accounts payable and accrued expenses               1,875,365       1,194,344
  Drilling advances                                           -         393,254
                                                    -----------     -----------

     Total current liabilities                        3,165,528       3,268,428


Long-term debt, net of discount                       7,012,488       7,166,421
Deferred income tax liability                             1,753          47,044
Payable for the purchase of subsidiary and other        212,701         317,493
                                                    -----------     -----------

     Total liabilities                               10,392,470      10,799,386

Stockholders' equity:
  Preferred stock, par value $0.01 per share;
     20,000,000 shares authorized; none issued                -               -
  Common stock, par value $0.001 per share;
     80,000,000 shares authorized; 4,434,872
     shares issued at June 30, 1997, and
     4,401,031 shares at December 31, 1996                4,435           4,401
  Additional paid in capital                          8,395,092       7,898,199
  Unearned compensation                                (264,953)              -
  Retained earnings                                     192,177         274,660
                                                    -----------     -----------

     Total stockholders' equity                       8,326,751       8,177,260
                                                    -----------     -----------

Total liabilities and stockholders' equity          $18,719,221     $18,976,646
                                                    -----------     -----------
                                                    -----------     -----------


                   THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                         OF THE FINANCIAL STATEMENTS.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three months ended June 30,
                                                 ---------------------------
                                                     1997           1996
                                                  ----------     ----------
                                                  Unaudited      Unaudited
 Operating revenue:
  Oil and gas sales                               $1,518,560     $1,612,185
  Management fees                                       -            15,000
  Property operator fees                              24,071         21,491
  Partnership income                                  99,007           -
  Other                                                5,850          1,477
                                                  ----------      ---------

     Total operating revenue                       1,647,488      1,650,153
                                                  ----------      ---------

Operating costs and expenses:
  Oil and gas production                             712,040        740,504
  Exploration costs, including exploratory
   dry holes                                         351,729        342,122
  Impairment losses                                  356,000           -
  Depreciation, depletion and amortization           319,452        239,059
  General and administrative                         483,334        320,982
                                                  ----------      ---------

     Total operating costs and expenses            2,222,555      1,642,667
                                                  ----------      ---------

                                                    (575,067)         7,486
Other income and (expenses):
  Gain on sale of property                            25,426         32,566
  Interest and other income                            8,199         16,240
  Interest expense                                  (198,195)      (160,375)
                                                  ----------      ---------

     Net other income and expenses                  (164,570)      (111,569)
                                                  ----------      ---------

Loss before income taxes                            (739,637)      (104,083)

Deferred federal income tax benefit                 (251,416)       (35,389)
                                                  ----------      ---------

Net loss                                          $ (488,221)     $ (68,694)
                                                  ----------      ---------
                                                  ----------      ---------

Net loss per common share                         $    (0.11)     $   (0.02)
                                                  ----------      ---------
                                                  ----------      ---------

Average shares outstanding                         4,426,658      4,394,001
                                                  ----------      ---------
                                                  ----------      ---------



                   THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                         OF THE FINANCIAL STATEMENTS.

                MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Six months ended June 30,
                                            ------------------------
                                               1997          1996
                                            ----------    ----------
                                            Unaudited     Unaudited
Operating revenue:
  Oil and gas sales                         $3,346,815    $3,105,326
  Management fees                                 -           30,000
  Property operator fees                        51,150        43,589
  Partnership income                            99,007          -
  Other                                          8,655         2,630
                                            ----------    ----------
     Total operating revenue                 3,505,627     3,181,545
                                            ----------    ----------
Operating costs and expenses:
  Oil and gas production                     1,449,529     1,422,289
  Exploration costs, including
   exploratory dry holes                       360,284       518,778
  Impairment losses                            356,000          -
  Depreciation, depletion and amortization     634,233       473,161
  General and administrative                   817,183       626,828
                                            ----------    ----------
     Total operating costs and expenses      3,617,229     3,041,056
                                            ----------    ----------
                                              (111,602)      140,489

Other income and (expenses):
  Gain on sale of property                     376,505        30,677
  Interest and other income                     18,155        32,674
  Interest expense                            (410,832)     (312,582)
                                            ----------    ----------
     Net other income and expenses             (16,172)     (249,231)
                                            ----------    ----------
Loss before income taxes                      (127,774)     (108,742)

Deferred federal income tax benefit            (45,291)      (36,971)
                                            ----------    ----------
Net loss                                    $  (82,483)   $  (71,771)
                                            ----------    ----------
                                            ----------    ----------
Net loss per common share                   $    (0.02)   $    (0.02)
                                            ----------    ----------
                                            ----------    ----------
Average shares outstanding                   4,416,345     4,390,116
                                            ----------    ----------
                                            ----------    ----------

                  THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                       OF THE FINANCIAL STATEMENTS.

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three months ended June 30,
                                                    --------------------------
                                                        1997          1996
                                                    -----------    -----------
                                                     Unaudited      Unaudited
Cash flows from operating activities:
  Net loss                                         $  (488,221)   $   (68,694)
  Deferred federal income tax benefit                 (251,416)       (35,389)
  Depreciation, depletion and amortization             319,452        239,059
  Impairment losses                                    356,000           -
  Gain on sale of property and equipment               (23,575)       (32,566)
  Non-cash stock based compensation                     73,969           -
  Decrease in accounts receivable                       26,101        222,097
  Increase in accounts payable                          98,816        126,916
  Increase (decrease) in other current assets           76,600        (82,119)
  Other                                                 12,764        (91,959)
                                                   -----------    -----------
  Net cash provided by operating activities            200,490        277,345
                                                   -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of marketable equity securities      -             9,847
  Proceeds from sales of property and equipment         23,575         33,000
  Additions to property and equipment                 (244,976)    (1,351,888)
  Payments to minority interests in Summit              (7,767)          -
  Investment in marketable equity securities              -           (32,617)
  Investment in limited partnership                   (963,619)          -
                                                   -----------    -----------
  Net cash used in investing activities             (1,192,787)    (1,341,658)
                                                   -----------    -----------
Cash flows from financing activities:
  Exercise of warrants and options                      82,114          8,271
  Collection on note receivable                          3,489           -
  Long-term borrowings                                 650,000      1,220,000
  Principal payments on short-term debt                   -           (70,000)
  Principal payments on long-term debt                  (5,421)      (107,731)
  Drilling advances                                    457,121           -
  Reduction in drilling advances                      (457,121)          -
                                                   -----------    -----------
  Net cash provided by financing activities            730,182      1,050,540
                                                   -----------    -----------
Net decrease in cash                                  (262,115)       (13,773)
Cash, beginning of the period                          342,495         58,511
                                                   -----------    -----------
Cash, end of period                                $    80,380    $    44,738
                                                   -----------    -----------
                                                   -----------    -----------

                  The accompanying note is an integral part
                       of the financial statements.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six months ended June 30,
                                                     --------------------------
                                                         1997         1996
                                                     ------------  ------------
                                                       Unaudited     Unaudited
Cash flows from operating activities:
  Net loss                                           $   (82,483)  $   (71,771)
  Deferred federal income tax benefit                    (45,291)      (36,972)
  Depreciation, depletion and amortization               634,233       473,161
  Impairment losses                                      356,000           -
  Gain on sale of property and equipment                (374,654)      (30,677)
  Non-cash stock based compensation                      117,047           -
  (Increase) decrease in accounts receivable             111,302       (51,192)
  Increase in accounts payable                           711,451       276,780
  (Increase) decrease in other current assets             20,277       (22,375)
  Other                                                   20,774       (38,179)
                                                     ------------  ------------
  Net cash provided by operating activities            1,468,656       498,775
                                                     ------------  ------------

Cash flows from investing activities:
  Proceeds from sale of marketable equity securities         -           9,847
  Proceeds from sales of property and equipment        1,672,982        34,000
  Additions to property and equipment                 (1,225,268)   (1,818,719)
  Payments to minority interests in Summit              (104,792)          -
  Investment in marketable equity securities                 -        (344,866)
  Investment in limited partnership                   (1,566,151)          -
  Cost reimbursement from limited partnership            360,479           -
                                                     ------------  ------------
  Net cash used in investing activities                 (862,750)   (2,119,738)
                                                     ------------  ------------

Cash flows from financing activities:
  Exercise of warrants and options                       114,927        17,503
  Collection on note receivable                            6,909         6,896
  Long-term borrowings                                 1,056,250     1,820,000
  Principal payments on long-term debt                (1,677,035)     (693,308)
  Drilling advances                                      457,121           -
  Reduction in drilling advances                        (850,375)          -
                                                     ------------  ------------

  Net cash provided by (used in) financing
   activities                                            (892,203)    1,151,091
                                                     ------------  ------------

Net decrease in cash                                    (286,297)     (469,872)
Cash, beginning of the period                            366,677       514,610
                                                     ------------  ------------

Cash, end of period                                  $    80,380   $    44,738
                                                     ------------  ------------
                                                     ------------  ------------


                    The accompanying note is an integral part
                           of the financial statements.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     Midland Resources, Inc. ("Company") was organized in 1990 with the issuance of common stock and warrants in exchange for oil and gas partnership interests. The Company and its wholly owned subsidiaries are headquartered in Houston, Texas. The Company is involved in the acquisition, exploration, development and production of oil and gas and owns producing properties and undeveloped acreage in Texas, North Dakota, Colorado, Illinois and Oklahoma.
The majority of its activities are centered in the Permian Basin of West Texas. Midland Resources Operating Company, Inc. ("MRO"), a wholly owned subsidiary, is in the business of oil and gas property operations. Summit Petroleum Corporation ("Summit") is a wholly owned subsidiary engaged in oil and gas acquisition, exploration, development, production and property operations. Summit was acquired in 1996 in a transaction accounted for as a purchase and has been included in the Company's consolidated financial statements since October 1, 1996.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated balance sheets include the accounts of the
Company and its wholly owned subsidiaries.   All significant inter-company
accounts and transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiaries as of June 30, 1997, the results of operations and cash flows for the three month and six month periods ended June 30, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

LOSS PER COMMON SHARE

  Net loss per common share is based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents (options and warrants) are excluded since their inclusion would have an antidilutive effect on loss per share.

  The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" which requires changes in the computation and reporting of earnings per share. This pronouncement, which becomes effective for periods ending after December 15, 1997, provides for the presentation of basic earnings per share, computed without regard to options, warrants, and other stock equivalents, and diluted earnings per share, which gives effect to common stock equivalents. The Company has not fully determined the effects of these new rules on its reported loss per share.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

  The Company's initial capitalization was through the acquisition of the interests of seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,264,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period November 1990 to November 2002. In October 1995, the Company called for redemption of its $2.50 warrants. Holders received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised, resulting in net proceeds of approximately $1,831,000. During the first six months of 1997, 7,841 of the $4.00 warrants were exercised.

  On December 20, 1996, the Company completed the acquisition of Summit, an affiliated entity engaged in oil and gas acquisition, development and exploration activities which owned interests in many of the same properties as the Company. The Company's total investment in acquiring Summit was approximately $2,011,000.

  The Company has increased its proved reserves by more than 50% since 1993 through acquisitions with ascertainable additional reserve potential and a selective program of drilling, workovers, recompletions and re-entries. Historically, the Company's growth has been primarily through the acquisition and subsequent development of proved oil and gas properties. In 1995 the Company changed its focus from an acquisition strategy to exploration and exploitation, based on the advanced technology application of 3D seismic. Projects were generated and acquired in 1995 and 1996, with exploration drilling commencing in mid 1996. During 1996, the Company drilled three successful development wells and three exploratory wells, one of which was completed as a discovery well. During the first six months of 1997, the Company completed three additional successful exploratory wells, one of which is held by a limited partnership in which the Company serves as managing general partner. During this period, only one unsuccessful exploratory well was drilled. Currently, three additional wells are being completed, and the drilling of a development well has begun. The majority of these wells were drilled on recent 3D seismic discovery locations. The Company intends to continue increasing production and reserves through exploration and further development of existing oil and gas properties and future acquisitions. The Company currently estimates that it will drill one or two additional wells in 1997. Future drilling will depend on the Company's ability to raise necessary financing.

  The cost of the Company's exploration and development programs have been funded from debt financing, as well as from operations.

CAPITAL RESOURCES AND LIQUIDITY

  In the first half of 1997, cash flow was a negative $286,297, primarily due to expenditures for the Company's exploration program as discussed below.

  In the first half of 1997, cash flows from operating activities were $1,468,656, which includes the effects of a net increase in accounts payable of $711,451 and net decreases in accounts receivable and other current assets totaling $131,579, but also includes exploratory dry hole costs of $360,284. Investing activities required the use of $862,750 in cash due to drilling and development activities which required $2,791,419, including the Company's share of expenditures through an oil and gas limited partnership. This was partially offset by the sales of oil and gas properties of $1,672,982, including $1,647,407 from the sale of the Redfish Bay properties. These properties were sold in order for the Company to devote additional resources to its exploration program in west Texas. Other investing activities resulted in net cash of $255,687 to the Company. Financing activities resulted in a net decrease in cash of $892,203, primarily due to the repayment of bank debt of $1,647,407 from proceeds of the Redfish Bay sale. Also, drilling advances were reduced by a net of $393,254. These decreases were offset, in part, by proceeds from bank borrowings of $1,056,250, used in the Company's exploration and development program, as well as from $114,927 received from warrant and option conversions and $6,909 from other activities.

  At June 30, 1997, the Company had negative working capital of approximately $1,426,000 compared to positive working capital of approximately $376,000 at December 31, 1996, for a net decrease of $1,802,000. This is due primarily to the funding of the Company's oil and gas exploration and development program from both operations and bank borrowings during the first half of 1997. The Company has recently curtailed its drilling program pending its ability to raise the necessary funding.

  In October 1996, the borrowing base under the Company's credit facility with its bank was increased from $7,000,000 to $9,500,000, and in March 1997 was reduced to $8,200,000 as a result of the sale of the Company's interest in the Redfish Bay properties. Currently, the borrowing base is $9,250,000. Amounts outstanding under this loan agreement currently bear interest at a rate which, at the Company's option, either fluctuates with the bank's prime rate, or with the London Interbank Offered Rate. Interest is payable monthly as it accrues. The credit facility also provides for the payment of a commitment fee equal to 1/2 of 1% of the unused balance of the borrowing base; payable quarterly. The borrowing base is reduced by $125,000 per month beginning June 1997 with final maturity in October 2000. The balance of this debt at June 30, 1997, was $8,215,554, and in July 1997, an additional $325,000 was borrowed. This note is secured by substantially all of the Company's assets.

  The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of June 30, 1997, the Company was receiving $18.60 per bbl as compared to $25.00 at January 1, 1997. Fluctuations in price have a significant impact on the Company's financial condition and liquidity.

  The Company is currently considering various alternatives both to secure adequate capital to complete drilling commitments and opportunities as well as strategic transactions involving the whole Company. To assist and advise the Company it engaged First Union Capital Markets Corp. on August 11, 1997.

  Although the Company has, as noted above, completed a number of the wells it has drilled, many of these wells were completed in secondary zones with resulting production being less than originally targeted. The significant expenditures for geologic and drilling activities, coupled with achieved results being less than originally targeted, has adversely impacted the Company's liquidity. Without achieving targeted success in the Company's current drilling of a development well or the raising of or access to additional capital, the Company must significantly curtail operations and drilling activities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996

  Net loss increased from a loss of $68,694 for the three months ended June 30, 1996, to a net loss of $488,221 for the same period in 1997, an increase of $379,527. Individual categories of income and expense are discussed below.

  Oil and gas sales decreased from $1,612,185 in the second quarter of 1996 to $1,518,560 in the same period of 1997. This decrease of $93,625 or 6% resulted from decreased oil and gas prices, offset in part by increased gas production. Oil and gas production quantities were 47,366 bbls and 264,909 mcf for the second quarter of 1997 and 50,908 bbls and 231,028 mcf in 1996, a decrease of 3,542 bbls or 5% and an increase of 33,881 mcf, or 15%. Average gas prices decreased from $2.33 per mcf in 1996 to $2.25 per mcf in 1997, while average oil prices decreased from $21.07 per bbl in 1996 to $19.38 per bbl in 1997.

  In the second quarter of 1997, the Company's share of net income from a limited partnership was $99,007, including $115,875 oil revenue from 6,195 bbls of production. There was no similar item in 1996.

  Production costs decreased from $740,504 in the second quarter of 1996 to $712,040 for the same period of 1997, a decrease of $28,464 or 4%. This decrease was primarily attributable to the sale in February 1997 of the Company's Redfish Bay property.

  In the second quarter of 1996, the Company incurred exploration costs of $342,122, including exploratory dry hole costs of $208,950 and 3D seismic costs of $133,172 under a program which is substantially completed. Exploration costs for the second quarter of 1997 were $351,729, which included $332,194 in exploratory dry hole costs.

  General and administrative expenses ("G&A") were $483,334 in the second quarter of 1997, an increase of $162,352 over the second quarter of 1996. This is due primarily to non-cash stock based compensation of $73,969, and increased legal and accounting fees.

  Depreciation, depletion and amortization ("DD&A") based on production and other methods increased from $239,059 in the second quarter of 1996 to $319,452 in the same period of 1997, an increase of $80,393 or 34%, due primarily to the addition of Summit properties and normal reserve declines on some properties.

  In the second quarter of 1997, the Company provided for property impairment losses of $356,000 on two of its wells. There was no similar item in the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

  Net loss increased from $71,771 in the first half of 1996 to $82,483 in the first half of 1997. Individual categories of income and expenses are discussed below.

  Oil and gas sales increased from $3,105,326 in the first six months of 1996 to $3,346,815 in the same period of 1997. This increase of $241,489 or 8% resulted from increased oil and gas prices and increased gas production. Oil and gas sales included a $25,860 loss in 1996 from gas swap contracts. Oil and gas production quantities were 103,784 bbls and 481,261 mcf in 1996 and 94,791 bbls and 515,982 mcf in 1997, a decrease of 8,993 bbls or 9% and an increase of 34,721 mcf or 7%. Average gas prices increased from $2.24 per mcf in 1996 to $2.62 per mcf in 1997, while average oil prices increased from $19.75 per bbl in 1996 to $20.91 per bbl in 1997.

  In the first six months of 1997, the Company's share of net income from an oil and gas limited partnership was $99,007 which included oil revenue of $115,875 from 6,195 bbls of production. There was no similar item in 1996.

  Production costs increased from $1,422,289 in the first six months of 1996 to $1,449,529 for the same period of 1997, an increase of $27,240 or 2%.

  In the first half of 1996, exploration costs were $518,778 which included 3D seismic costs of $309,828 and exploratory dry hole costs of $208,950. In the first half of 1997, exploration costs were $360,284 which included $332,194 in exploratory dry hole costs.

  G&A increased from $626,828 in the first six months of 1996 to $817,183 in the same period of 1997, an increase of $190,355 or 30%. This was due primarily to non-cash stock based compensation charges of $117,047 in 1997 and increased legal and accounting fees.

  DD&A based on production and other methods increased from $473,161 in the first six months of 1996 to 634,233 in the same period of 1997, an increase of $161,072 or 34%, due primarily to the addition of Summit's properties and normal production declines.

  Interest expense increased from $312,582 for the first six months of 1996 to $410,832 for the same period of 1997, an increase of $98,250 or 31% due to increased long-term borrowings used to finance property acquisitions and development and the Summit acquisition in 1996.

  At June 30, 1997, the Company provided for impairment losses on its oil and gas properties of $356,000. There was no similar item in 1996.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None.

Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual stockholders meeting was held on May 29, 1997. Deas H. Warley III was elected director with an affirmative vote of 3,487,168 with 138,199 votes withheld. Robert R. Donnelly was elected director with an affirmative vote of 3,599,168 and 26,199 votes withheld. Darrell M. Dillard was elected director with an affirmative vote of 3,485,768 with 139,599 votes withheld. Sam R. Brock was elected director with an affirmative vote of 3,485,768 with 139,599 votes withheld. Wayne M. Whitaker was elected director with an affirmative vote of 3,485,768 with 139,599 votes withheld. The Midland Resources, Inc. 1997 Board of Directors' Stock Incentive Plan was approved by an affirmative vote of 3,522,991 with 55,096 votes against and 47,280 votes abstaining. Grant Thornton LLP was appointed as independent auditors for the ensuing fiscal year by an affirmative vote of 3,587,787 with 8,951 votes against and 28,629 votes abstaining.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.    Exhibits:

                27 Article 5 Financial Data Schedule for second quarter 10-QSB (only filed electronically)

          b.    None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            MIDLAND RESOURCES, INC.
                                            (Registrant)


Date: August 14, 1997                       By:    /s/  DEAS H. WARLEY III
                                               -------------------------------
                                               Deas H. Warley III, President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Date: August 14, 1997                       By:      /s/  HOWARD E. EHLER
                                               -------------------------------
                                               Howard E. Ehler, Chief
                                               Financial Officer