Form 10QSB
period 1997-09-30
MIDLAND RESOURCES INC /TX/
filed 1997-11-12
CIK 868424

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   YES __X__    NO _____



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.001 par value: 4,440,459 shares outstanding at September 30,
1997

                            MIDLAND RESOURCES, INC.


                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

    Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
    and December 31, 1996                                                    3

    Unaudited Consolidated Statements of Operations for the three and nine
    month periods ended September 30, 1997 and September 30, 1996            5

    Unaudited Consolidated Statements of Cash Flows for the three and nine
    month periods ended September 30, 1997 and September 30, 1996            7

    Note to Unaudited Financial Statements                                   9

    Management's Discussion and Analysis or Plan of Operation               10



PART II.  OTHER INFORMATION                                                 14


SIGNATURES                                                                  15

PART I - FINANCIAL INFORMATION

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                         1997           1996
                                                      -----------   -----------
                                                       Unaudited
ASSETS
------

Current assets:
 Cash                                                 $    36,139   $   366,677
 Accounts receivable:
  Oil and gas sales                                       575,609       834,269
  Related parties                                               -       360,479
  Property operations and other                           366,991       359,600
 Property held for sale                                   592,397     1,241,515
 Other current assets                                      51,088       104,180
 Deferred tax asset                                       378,000       378,000
                                                      -----------   -----------
  Total current assets                                  2,000,224     3,644,720


Property and equipment, at cost, partially pledged:
 Oil and gas properties and equipment,
  using successful efforts method                      29,193,165    26,936,826
 Transportation equipment                                 228,066       282,532
 Computer equipment and software                          244,138       229,155
 Office furniture and equipment                            96,732        94,299
 Land, building and leasehold improvements                 14,000       105,559
 Wells in progress                                              -       241,209
 Less accumulated depreciation, depletion
  and amortization                                    (14,306,733)  (14,076,100)
                                                      -----------   -----------
  Property and equipment, net                          15,469,368    13,813,480

Other assets:
 Investment in oil and gas limited partnership             41,651            -
 Deferred tax asset                                       116,064            -
 Goodwill, net of amortization                            727,256       747,271
 Contracts and leases, net of amortization                198,261       414,633
 Note receivable                                          307,291       317,759
 Other                                                     65,431        38,783
                                                      -----------   -----------
 Total Other Assets                                     1,455,954     1,518,446
                                                      -----------   -----------
Total assets                                          $18,925,546   $18,976,646
                                                      -----------   -----------
                                                      -----------   -----------

                  The accompanying note is an integral part
                        of the financial statements.

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                   September 30, December 31,
                                                       1997          1996
                                                    -----------  -----------
                                                     Unaudited

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Current portion of long-term debt                  $ 1,164,782  $ 1,680,830
 Accounts payable and accrued expense                 1,450,220    1,194,344
 Drilling advances                                        9,613      393,254
                                                    -----------  -----------
   Total current liabilities                          2,624,615    3,268,428

Long-term debt                                        7,903,196    7,166,421
Deferred income tax liability                              -          47,044
Payable for the purchase of subsidiary and other        222,279      317,493
                                                    -----------  -----------
   Total liabilities                                 10,750,090   10,799,386

Stockholders' equity:
 Preferred stock, par value $0.01 per share;
   20,000,000 shares authorized; none issued               -            -
 Common stock, par value $0.001 per share;
   80,000,000 shares authorized; 4,440,459
   and 4,401,031 shares issued September 30,
   1997 and December 31, 1996, respectively               4,440        4,401
 Additional paid in capital                           8,410,684    7,898,199
 Unearned compensation                                 (214,735)        -
 Retained earnings (Deficit)                            (24,933)     274,660
                                                    -----------  -----------
   Total stockholders' equity                         8,175,456    8,177,260
                                                    -----------  -----------
Total liabilities and stockholders' equity          $18,925,546  $18,976,646
                                                    -----------  -----------
                                                    -----------  -----------


                  The accompanying note is an integral part
                        of the financial statements.

                  MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ended September 30,
                                               --------------------------------
                                                     1997         1996
                                                   ----------   ----------
                                                   Unaudited    Unaudited
Operating revenue:
  Oil and gas sales                                $1,411,687   $1,765,338
  Management fees                                        -          15,000
  Property operator fees                               38,642       21,128
  Other                                                 4,319        5,137
                                                   ----------   ----------
    Total operating revenue                         1,454,648    1,806,603
                                                   ----------   ----------

Operating costs and expenses:
  Oil and gas production                              844,098      780,814
  Exploration costs                                    17,869      361,784
  Depreciation, depletion and amortization            339,473      272,863
  General and administrative                          382,658      391,422
  Other                                                  -          29,373
                                                   ----------   ----------
    Total operating costs and expenses              1,584,098    1,836,256
                                                   ----------   ----------
                                                     (129,450)     (29,653)
Other income and (expenses):
  Gain on sale of property                             24,427        4,497
  Interest and other income                             7,311       20,798
  Interest expense                                   (237,215)    (184,318)
                                                   ----------   ----------
    Total other income and expenses                  (205,477)    (159,023)
                                                   ----------   ----------

Loss before income taxes                             (334,927)    (188,676)

Deferred federal income tax benefit                  (117,817)     (64,149)
                                                   ----------   ----------
Net loss                                           $ (217,110)  $ (124,527)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per common share                          $    (0.05)  $    (0.03)
                                                   ----------   ----------
                                                   ----------   ----------
Average shares outstanding                          4,438,263    4,401,031
                                                   ----------   ----------
                                                   ----------   ----------


                  The accompanying note is an integral part
                        of the financial statements.

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Nine months ended September 30,
                                         -------------------------------
                                                 1997        1996
                                              ----------   ----------
                                              Unaudited    Unaudited
Operating revenue:
  Oil and gas sales                           $4,758,502   $4,870,664
  Management fees                                   -          45,000
  Property operator fees                          89,792       64,717
  Partnership income                             101,260         -
  Other                                           10,721        7,767
                                              ----------   ----------
    Total operating revenue                    4,960,275    4,988,148
                                              ----------   ----------

Operating costs and expenses:
  Oil and gas production                       2,293,627    2,203,103
  Exploration costs                              378,153      880,562
  Impairment write downs                         356,000         -
  Depreciation, depletion and amortization       973,706      746,024
  General and administrative                   1,199,841    1,018,250
  Other                                             -          29,373
                                              ----------   ----------
    Total operating costs and expenses         5,201,327    4,877,312
                                              ----------   ----------
                                                (241,052)     110,836

Other income and (expenses):
  Gain on sale of property                       400,932       35,174
  Interest and other income                       25,466       53,472
  Interest expense                              (648,047)    (496,900)
                                              ----------   ----------
    Total other income and expenses             (221,649)    (408,254)
                                              ----------   ----------

Loss before income taxes                        (462,701)    (297,418)

Deferred federal income tax benefit             (163,108)    (101,120)
                                              ----------   ----------
Net loss                                      $ (299,593)  $ (196,298)
                                              ----------   ----------
                                              ----------   ----------
Net loss per common share                     $    (0.07)  $    (0.04)
                                              ----------   ----------
                                              ----------   ----------
Average shares outstanding                     4,423,651    4,394,234
                                              ----------   ----------
                                              ----------   ----------


                  The accompanying note is an integral part
                        of the financial statements.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three months ended September 30,
                                                   --------------------------------
                                                         1997         1996
                                                      ---------    -----------
                                                      Unaudited     Unaudited
Cash flows from operating activities:
  Net loss                                            $(217,110)   $  (124,527)
  Deferred federal income tax benefit                  (117,817)       (64,149)
  Depreciation, depletion and amortization              339,473        272,863
  Gain on sale of property                              (24,427)        (4,497)
  Non-cash stock based compensation                      50,217           -
  (Increase) decrease in accounts receivable            139,967        (56,295)
  Decrease in accounts payable                         (425,145)       (44,649)
  Decrease in other current assets                       32,815         58,581
  Other                                                  14,597        131,043
                                                      ---------    -----------
    Net cash provided (used) by operating activities   (207,430)       168,370
                                                      ---------    -----------
Cash flows from investing activities:
  Proceeds from sale of marketable equity securities       -            26,239
  Proceeds from sales of property and equipment         125,000          3,736
  Additions to property and equipment                  (684,000)      (699,439)
  Investment in limited partnership                     (10,327)          -
  Other                                                 (27,922)          -
  Purchase of Summit Petroleum Corporation                 -        (1,653,049)
                                                      ---------    -----------
    Net cash used in investing activities              (597,249)    (2,322,513)
                                                      ---------    -----------
Cash flows from financing activities:
  Exercise of warrants and options                       15,598         20,909
  Long-term borrowings                                  800,000      1,730,000
  Principal payments on long-term debt                  (68,332)        (6,183)
  Collection of note receivable from officer/director      -           453,641
  All other                                              13,172           -
                                                      ---------    -----------
    Net cash provided by financing activities           760,438      2,198,367
                                                      ---------    -----------
Net increase (decrease) in cash                         (44,241)        44,224
Cash, beginning of the period                            80,380         44,738
                                                      ---------    -----------
Cash, end of period                                   $  36,139    $    88,962
                                                      ---------    -----------
                                                      ---------    -----------

                  The accompanying note is an integral part
                        of the financial statements.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                         1997            1996
                                                      -----------    -----------
                                                       Unaudited      Unaudited
Cash flows from operating activities:
  Net loss                                            $  (299,593)   $  (196,298)
  Deferred federal income tax benefit                    (163,108)      (101,120)
  Depreciation, depletion and amortization                973,706        746,024
  Gain on sale of property                               (400,932)       (35,174)
  (Increase) decrease in accounts receivable              251,269       (107,487)
  Impairment write downs                                  356,000           -
  Non cash stock based compensation                       167,264           -
  Increase in accounts payable                            286,306        232,131
  Decrease in other current assets                         53,092         36,206
  Other                                                    37,222         99,759
                                                      -----------    -----------
    Net cash provided by operating activities           1,261,226        674,041
                                                      -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of marketable equity securities                     36,086
  Proceeds from sales of property and equipment         1,797,982        37,736
  Additions to property and equipment                  (1,909,268)   (2,518,158)
  Investment in marketable equity securities                 -         (344,866)
  Summit stock redemptions                                (95,214)         -
  Cost reimbursement from limited partnership             360,479          -
  Purchase of Summit Petroleum Corporation                           (1,653,049)
  Investment in limited partnership                    (1,576,478)
  Other                                                   (37,500)         -
                                                      -----------    -----------
    Net cash used in investing activities              (1,459,999)   (4,442,251)
                                                      -----------    -----------
Cash flows from financing activities:
  Exercise of warrants and options                        130,525        38,412
  Short term borrowing from bank                             -           70,000
  Long-term borrowings                                  1,856,250     3,550,000
  Principal payments on short-term debt                      -          (70,000)
  Principal payments on long-term                      (1,745,367)     (699,491)
  Collection of notes receivable                           10,468       453,641
  Drilling advances                                       617,573          -
  Repayment of drilling advances                       (1,001,214)         -
                                                      -----------    -----------
    Net cash provided by (used in) financing
      activities                                         (131,765)     3,342,562
                                                      -----------    -----------

Net decrease in cash                                     (330,538)      (425,648)
Cash, beginning of the period                             366,677        514,610
                                                      -----------    -----------
Cash, end of period                                   $    36,139    $    88,962
                                                      -----------    -----------
                                                      -----------    -----------

                  The accompanying note is an integral part
                        of the financial statements.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     Midland Resources, Inc. ("Company") was organized in 1990 with the issuance of common stock and warrants in exchange for oil and gas partnership interests. The Company and its wholly owned subsidiaries are headquartered in Houston, Texas. The Company is involved in the acquisition, exploration, development and production of oil and gas and owns producing properties and undeveloped acreage in Texas, Colorado, Illinois and Oklahoma. The majority of its activities are centered in the Permian Basin of West Texas. Midland Resources Operating Company, Inc. ("MRO"), a wholly owned subsidiary, is in the business of oil and gas property operations. Summit Petroleum Corporation ("Summit") is a wholly owned subsidiary engaged in oil and gas acquisition, exploration, development, production and property operations. Summit was acquired in 1996 in a transaction accounted for as a purchase and has been included in the Company's consolidated financial statements since September 30, 1996.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated balance sheets include the accounts of the
Company and its wholly owned subsidiaries.   All significant inter-company
accounts and transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiaries as of September 30, 1997, the results of operations and cash flows for the three month and nine month periods ended September 30, 1997 and 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

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

                 MIDLAND RESOURCES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

  Management's Discussion and Analysis or Plan of Operation ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1937, as amended (the "Exchange Act"). All statements other than statements of historical fact included in MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and acquisitions are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct.

PLAN OF OPERATION

  The Company's initial capitalization was through the acquisition of the interests of seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,264,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period November 1990 to November 2002. In October 1995, the Company called for the redemption of its $2.50 warrants. Holders received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised, resulting in net proceeds of approximately $1,831,000. During the first nine months of 1997, 8,428 of the $4.00 warrants were exercised.

  On December 20, 1996, the Company completed the acquisition of Summit, an affiliated entity engaged in oil and gas acquisition, development and exploration activities which owned interests in many of the same properties as the Company. The Company's total investment in acquiring Summit was approximately $2,011,000.

  The Company has increased its proved reserves by more than 240% since 1990 through acquisitions with ascertainable additional reserve potential and a selective program of drilling, work overs, recompletions and re-entries. Historically, the Company's growth has been primarily through the acquisition and subsequent development of proved oil and gas properties. In 1995, the Company changed its focus from an acquisition strategy to exploration and exploitation, based on the advanced technology application of 3D seismic. Projects were generated and acquired in 1995 and 1996, with exploration drilling commencing in mid 1996. During 1996, the Company drilled three successful development wells and three exploratory wells, one of which was completed as a discovery well. During the first nine months of 1997, the Company completed seven additional successful exploratory wells, two of which are held by a limited partnership in which the Company serves as managing general partner. During this period, only one unsuccessful exploratory well was drilled. The majority of these wells were drilled on recent 3D seismic discovery locations. The Company intends to continue increasing production and reserves through exploration and further development of existing oil and gas properties and future acquisitions. These future drilling plans will depend on the Company's ability to raise necessary financing.

  The costs of the Company's exploration and development programs have been funded from debt financing, as well as from operations.

CAPITAL RESOURCES AND LIQUIDITY

  In the first nine months of 1997, cash flow was a negative $330,538, primarily due to expenditures for the Company's exploration program as discussed below.

  In the first nine months of 1997, cash flows from operating activities were $1,261,226, which includes the effects of a net increase in accounts payable of $286,306 and net decreases in accounts receivable and other current assets totaling $304,361, but also includes exploratory dry hole costs of $332,468. Investing activities required the use of $1,459,999 in cash due to drilling and development activities which required $3,299,237, including the Company's share of expenditures through an oil and gas limited partnership. This was partially offset by the sales of oil and gas properties of $1,672,982 and real property of $125,000, including $1,647,407 from the sale of the Redfish Bay properties. These properties were sold in order for the Company to devote additional resources to its exploration program in West Texas. Other investing activities resulted in net cash of $41,256 to the Company. Financing activities resulted in a net decrease in cash of $131,765, primarily due to the repayment of bank debt of $1,647,407 from proceeds of the Redfish Bay sale. Also, drilling advances were reduced by a net of $383,641. These decreases were offset, in part, by proceeds from bank borrowings of $1,856,250, used in the Company's exploration and development program, as well as from $130,525 received from warrant and option conversions. Other financing activities required the use of $87,492.

  At September 30, 1997, the Company had negative working capital of approximately $624,000 compared to positive working capital of approximately $376,000 at December 31, 1996, for a net decrease of $1,000,000. This is due primarily to the funding of the Company's oil and gas exploration and development program from both operations and bank borrowings during 1997.
The Company has recently limited its drilling program pending its efforts to access additional capital.

  In October 1996, the borrowing base under the Company's credit facility with its bank was increased from $7,000,000 to $9,500,000, and in March 1997 was reduced to $8,200,000 as a result of the sale of the Company's interest in the Redfish Bay properties. Currently, the borrowing base is $9,250,000. Amounts outstanding under this loan agreement currently bear interest at a rate which, at the Company's option, either fluctuates with the bank's prime rate, or with the London Interbank Offered Rate. Interest is payable monthly as it accrues. The credit facility also provides for the payment of a commitment fee equal to 1/2 of 1% of the unused balance of the borrowing base; payable quarterly. The borrowing base is reduced by $125,000 per month beginning September 1997 with final maturity in October 2000. The balance of this debt at September 30, 1997 was $9,015,554. In October 1997, an additional $261,000 was borrowed and a principal payment of $26,554 was made. This note is secured by substantially all of the Company's assets.

  The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of September 30, 1997, the Company was receiving an average of $19.60 per bbl as compared to $25.00 at January 1, 1997. Fluctuations in price have a significant impact on the Company's financial condition and liquidity.

  Although the Company has, as noted above, completed a number of the wells it has drilled, some of these wells were completed in secondary zones with resulting production being less than originally targeted. The significant expenditures for geologic and drilling activities, coupled with achieved results being less than originally targeted, has adversely impacted the Company's liquidity. The Company is currently considering various alternatives both to secure adequate capital to complete drilling commitments and opportunities as well as strategic transactions involving the whole Company. To assist and advise the Company, principally in strategic transactions, it engaged First Union Capital Markets Corp. on August 11, 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Net loss increased from a loss of $124,527 for the three months ended September 30, 1996, to a net loss of $217,110 for the same period in 1997, an increase of $92,583. Individual categories of income and expense are discussed below.

  Oil and gas sales decreased from $1,765,338 in the third quarter of 1996 to $1,411,687 in the same period of 1997. This decrease of $353,651 or 20% resulted from decreased oil and gas production and decreased oil prices. Oil and gas production quantities were 46,447 bbls and 229,077 mcf for the third quarter of 1997 and 54,198 bbls and 259,511 mcf in 1996, a decrease of 7,751 bbls or 14% and a decrease of 30,434 mcf, or 12%. These production declines result from selling the Redfish Bay properties in 1997, and normal production declines on most properties, partially offset by production from new wells drilled in 1997. Average gas prices were $2.39 per mcf in 1996 and 1997, while average oil prices decreased from $21.11 per bbl in 1996 to $18.60 per bbl in 1997.

  Production costs increased from $780,814 in the third quarter of 1996 to $844,098 for the same period of 1997, an increase of $63,284 or 8%. This increase was primarily attributable to higher service rates and major repairs in 1997.

  In the third quarter of 1996, the Company incurred exploration costs of $361,784, including exploratory dry hole costs of $203,983 and 3D seismic costs of $157,801 under a program which is substantially completed. Exploration costs for the third quarter of 1997 were $17,869.

  General and administrative expenses ("G&A") were $382,658 in the third quarter of 1997, a decrease of $8,764 from the third quarter of 1996.

  Depreciation, depletion and amortization ("DD&A") based on production and other methods increased from $272,863 in the third quarter of 1996 to $339,473 in the same period of 1997, an increase of $66,610 or 24%, due primarily to the addition of Summit properties and normal reserve declines on some properties.

  In the third quarter of 1997, interest expense was $237,215, an increase of $52,897 over the same period in 1996. This is due primarily to increases in long-term debt used to fund the Company's drilling program in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Net loss increased from $196,298 in the first nine months of 1996 to $299,593 in the first nine months of 1997. Individual categories of income and expenses are discussed below.

  Oil and gas sales decreased from $4,870,664 in the first nine months of 1996 to $4,758,502 in the same period of 1997. This decrease of $112,162 or 2% resulted from decreased oil production, partially offset by increased oil and gas prices. Oil and gas sales included a $25,860 loss in 1996 from gas swap contracts. Oil and gas production quantities were 157,982 bbls and 740,771 mcf in 1996 and 141,197 bbls (excluding the Company's share of production through a limited partnership of 6,236 bbls) and 745,059 mcf in 1997, a decrease of 16,785 bbls or 11% and an increase of 4,288 mcf. This decline in oil production is primarily attributable to the sale of the Redfish Bay properties in 1997 and normal production declines on other properties, partially offset by production from wells drilled in 1997. Average gas prices increased from $2.30 per mcf in 1996 to $2.55 per mcf in 1997, while average oil prices increased from $20.22 per bbl in 1996 to $20.25 per bbl in 1997.

  In the first nine months of 1997, the Company's share of net income from an oil and gas limited partnership was $101,260 which included oil revenue of $116,630 from 6,236 bbls of production, in addition to quantities discussed above. There was no similar item in 1996.

  Production costs increased from $2,203,103 in the first nine months of 1996 to 2,293,627 for the same period of 1997, an increase of $90,524 or 4%.

  In the first nine months of 1996, exploration costs were $880,562, which included 3D seismic costs of $467,630 and exploratory dry hole costs of $412,932. In the first nine months of 1997, exploration costs were $378,153 which included $332,468 in exploratory dry hole costs.

  G&A increased from $1,018,250 in the first nine months of 1996 to $1,199,841 in the same period of 1997, an increase of $181,591 or 18%. This was due primarily to non-cash stock based compensation charges of $167,264 in 1997 and increased legal and accounting fees, partially offset by reductions in other areas.

  DD&A based on production and other methods increased from $746,024 in the first nine months of 1996 to $973,706 in the same period of 1997, an increase of $227,682 or 31%, due primarily to the addition of Summit's properties and normal reserve declines.

  Interest expense increased from $496,900 for the first nine months of 1996 to $648,047 for the same period of 1997, an increase of $151,147 or 30% due to increased long-term borrowing used to finance 1997 property acquisition, exploration and development activities as well as the Summit acquisition in 1996.

  In 1997, the Company provided for impairment losses on its oil and gas properties of $356,000. There was no similar item in 1996.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None.

Item 2. CHANGES IN SECURITIES

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

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


                                   MIDLAND RESOURCES, INC.
                                   (Registrant)



Date: November 12, 1997            By:  /s/  Deas H. Warley III
                                   -------------------------------------------
                                   Deas H. Warley III, President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



Date: November 12, 1997            By:  /s/ Howard E. Ehler
                                   -------------------------------------------
                                   Howard E. Ehler, Chief Financial Officer