Form 10KSB40
period 1997-12-31
MIDLAND RESOURCES INC /TX/
filed 1998-04-15
CIK 868424

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997
                         Commission File Number 0-18836

                            MIDLAND RESOURCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                TEXAS                               75-2286814
       (STATE OF INCORPORATION)        (IRS EMPLOYER IDENTIFICATION NUMBER)

    616 F.M. 1960 WEST, SUITE 600                     77090
           HOUSTON, TEXAS                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 580-9989
                           ISSUER'S TELEPHONE NUMBER

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                         Common Stock, $.001 Par Value
              Warrants to purchase common stock at $4.00 per share

   Securities registered pursuant to Section 12(g) of the Exchange Act:  None

  Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X
           ---
  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                       ---
  State issuer's revenues for fiscal 1997:  $7,095,395

  State the aggregate market value of the voting stock held by non-affiliates computed using $2.875, the price at which the stock sold on March 16, 1998:
$8,041,223

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  Common Stock, Par Value $.001         4,463,499 Shares as of March 16, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Report is incorporated by reference from the Issuer's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1998.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I.                                 1

ITEM 1.   DESCRIPTION OF BUSINESS                                           1
ITEM 2.   DESCRIPTION OF PROPERTIES                                         3
          Oil and Gas Properties                                            4
          Net Production, Unit Sales and Production Cost                    8
          Oil and Gas Reserves                                              8
          Drilling Activity                                                10
          Other Property                                                   10
ITEM 3.   LEGAL PROCEEDINGS                                                10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

                                    PART II.                               11

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                                      11
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATIONS                                                    12
          Plan of Operation                                                12
          Capital Resources and Liquidity                                  12
          Results of Operations - Years ended December 31, 1997,
          1996 and 1995                                                    15
ITEM 7.   FINANCIAL STATEMENTS                                             17
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                           40

                                   PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT                                              40
ITEM 10.  EXECUTIVE COMPENSATION                                           40
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                   40
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   40
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                 41

SIGNATURES                                                                 42

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

                                    PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

  Midland Resources, Inc., a Texas corporation, (the "Company", which reference shall include the Company's wholly owned subsidiaries), is an independent oil and gas company engaged primarily in the exploration and development of domestic oil and gas. The Company, incorporated June 5, 1989, was organized in 1990 with the issue of common stock and warrants in exchange for the partnership interests of seven former public oil and gas limited partnerships.

  The Company's initial emphasis was on acquisition and exploitation of oil and gas properties. In 1995, the Company changed its emphasis to exploration, utilizing three dimensional ("3D") seismic technology.

  On December 20, 1996, the Company completed the acquisition of Summit Petroleum Corporation, an affiliate, for cash. (See NOTE F. RELATED PARTIES, to Consolidated Financial Statements)

  Although the Company's principal properties are located in Texas, the Company also owns working interest and minor royalty leasehold interests in developed and undeveloped oil and gas acreage in Illinois and Colorado.

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

MAJOR CUSTOMERS

  The Company had sales to the following companies that amounted to 10% or more of revenues:

                                         1997   1996   1995
                                         ----   ----   ----
    AMOCO Production Company              12%     -     11%
    HPL Resources Company                  -      -     11%
    Sun Refining                          15%    15%    17%
    Western Gas Resources                 18%    18%    18%
    Conoco, Inc.                           -     12%     -

  Because of the ready market for its oil and gas, the Company does not consider itself dependent on any single customer or group of customers.

INSURANCE

  The Company maintains insurance customary for operations of a similar nature. No loss of production coverage has been sought.

EMPLOYEES

  On March 16, 1998, the Company had 19 full-time employees, none of which are subject to collective bargaining arrangements. From time to time, the Company utilizes the services of independent contractors to perform various field and administrative services. Experienced personnel are available in all disciplines should the need to hire additional staff arise.

OFFICE FACILITIES

  In 1997, the Company moved its executive offices to 616 F.M. 1960 West, Suite 600, Houston, Texas 77090. The Company believes that its facilities are adequate for its current needs.

ITEM 1A.  EXECUTIVE OFFICERS

  Information regarding executive officers not incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders is as follows.

ROBERT R. DONNELLY, (49), President of the Company since March, 1998 and director of the Company since July 1990. Mr. Donnelly has been the Corporate Vice President and Treasurer of Eastland Oil Company of Midland, Texas since 1988, responsible for gas contracts, land, accounting and administration; from 1985 until 1988 Vice President in charge of land management; and from 1983 until 1985 he was land manager and in charge of partnership relations. Mr. Donnelly has 18 years of experience in various domestic and international land and land management positions with major and independent oil and gas companies. He graduated from the University of Texas in 1973 with a Bachelor of Arts Degree in Economics and is a Certified Professional Landman. He has served as Director of the Independent Petroleum Association of America, the Permian Basin Association of Petroleum Landmen and the West Texas Producers Forum.

HOWARD E. EHLER, (53), Chief Financial Officer and Vice President of Finance, joined the Company February 14, 1997. Mr. Ehler is a Certified Public Accountant and, prior to joining the Company, had been engaged in public accounting for 30 years, with emphasis in auditing and consulting in the oil and gas industry. Mr. Ehler was formerly a partner with the firm of Grant Thornton. He is a member of the American Institute of Certified Public Accountants (AICPA) and the Texas Society of Certified Public Accountants. Mr. Ehler received a BBA degree from Texas Tech University in 1966.

MARILYN D. WADE, (46), Secretary and Administrative Manager of the Company since 1992, has been employed in various accounting, administrative and management positions. Ms. Wade has been Administrative Manager of MRO since April 1992. Prior to joining MRO, Ms. Wade was the accountant and office manager with Callaway Oil and Gas from 1988, was self-employed during 1987 and 1988, and was employed by Midland Resources, Inc. (not the registrant) from 1984 to 1987.

ITEM 2.   DESCRIPTION OF PROPERTIES

OIL AND GAS PROPERTIES

  The Company owns leasehold interests in developed and undeveloped oil and gas acreage and oil and gas royalty interests located in the states of Texas, Illinois and Colorado. See Item. 1. Description of Business.

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

GULF COAST REGION, TEXAS

COPANO BAY 3D SEISMIC EXPLORATION AND DEVELOPMENT PROJECT

  The Copano Bay property is located in Aransas County, Texas, approximately 50 miles northeast of Corpus Christi. The leasehold encompasses 2,355 gross acres and currently has eight gross producing wells. At the time the Company acquired Copano Bay in 1991, it was producing approximately 65 BOPD and 465 MCFD. The Company conducted several workovers, recompletions and re-entries, and increased production to average 52 BOPD and 828 MCFD in 1996 and 54 BOPD and 729 MCFD in 1997. During 1995, 1996 and 1997, Copano Bay properties accounted for approximately 9%, 5% and 6%, respectively, of the Company's total oil production and approximately 28%, 16% and 16%, respectively, of the Company's total gas production.

  Effective June 1, 1996, the Company acquired an additional 5% working interest in this property for approximately $177,000, and now owns approximately 68% of the working interest in this property.

  In 1997, a 3D seismic survey was conducted covering a portion of Company owned acreage and, in the beginning of 1998, a second 3D seismic survey was conducted covering the remainder of the acreage. Both seismic surveys were conducted at no cost to the Company and the survey data is currently being processed. When processing is completed, the Company will be allowed to review the data to determine if any of the data is of any value to the Company. If the Company determines this data has any value, the Company will be allowed to purchase the data.

PERMIAN BASIN REGION, TEXAS

CHALK MOUNTAIN 3D SEISMIC EXPLORATION AND DEVELOPMENT PROJECT

  The Company held acreage adjoining a project generated by Texland Oil & Gas Co. as a 3D seismic exploration project in July 1996 in Sterling, Tom Green and Reagan Counties, Texas. The Company has acquired a 52.75% working interest in approximately 3,300 acres in this project. During 1997, the Company invested approximately $2,000,000 in acquisition costs and drilling of three exploratory wells and one development well in this project. One of these wells was successful in the Fusselman formation. One of the wells established production in the Canyon formation, but due to low production volume, additional Canyon wells are not economically justified. Two of these wells were dry holes. In the first quarter of 1998, the Company acquired additional acreage in the project based on review of 3-D seismic data.

LATIGO 3D SEISMIC EXPLORATION AND DEVELOPMENT PROJECT

  This project was defined and acquired as a 3D seismic exploration project in 1995 in the Northwest Shelf area of the Permian Basin in Hockley County, Texas. The seismic survey covered 12 square miles and resulted in the leasing of approximately 4,700 acres. Two successful exploratory wells were drilled in this project in 1997 at a cost to the Company of approximately $1,568,000. Average daily production from the discoveries drilled in this project in 1997 was 163 BOPD. The Company owns a 55% working interest in this project.

SUNBURST 3D SEISMIC EXPLORATION AND DEVELOPMENT PROJECT

  The Sunburst project was acquired as a 3D seismic exploration project in 1995 in the Northwest Shelf area of the Permian Basin in Terry County, Texas. The prospect was defined with a 14 square mile seismic survey and resulted in the leasing of approximately 3,640 acres. In 1996, two exploratory wells were drilled in this project at a cost to the Company of approximately $660,000, with one completed in the Clearfork. Average daily production from this well in 1997 was 11 BOE (barrel of oil equivalent). Neither of these wells produced in economic quantities and in April, 1998, the Company sold most of its interest in this project for $200,000 and retained a 6.875% working interest with the Company's share of the cost of drilling the next well being paid by the purchaser.

LAKOTA 3D SEISMIC EXPLORATION AND DEVELOPMENT PROJECT

  The Lakota project was acquired as a 3D seismic exploration project in 1995 in the Northwest Shelf area of the Permian Basin in Terry County, Texas. The prospect was defined with a 14 square mile seismic survey and resulted in the leasing of approximately 2,480 acres. In 1997, one exploratory well was completed in this project as a Wolfcamp discovery at a cost to the Company of $316,000. The Company owns a 30% working interest in this project. Average daily production from this well in 1997 was 14 BOE. Due to lack of economic success, no additional wells are currently planned in this project.

RHODA WALKER (CHERRY CANYON) FIELD

  This field is located in Ward County, Texas, in which the Company has an interest in 9 wells which are operated by the Company with a combined average production rate in 1997 of approximately 100 BOPD and 143 MCFD, subject to normal declines. During the fourth quarter of 1995, three Rhoda Walker Field development wells were drilled at a cost to the Company of approximately $880,000. These wells increased oil and gas production from this field by 140%. The Company owns a 100% working interest in this project.

ACKERLY (DEAN) FIELD

  This field is located in Dawson County, Texas, in which the Company has an interest in 2 wells which are operated by the Company. These wells combined had a 1997 average production rate of approximately 41 BOPD and 20 MCFD gross production before royalty burdens. The Company owns a 100% working interest in this project.

JAMESON (STRAWN) FIELD

  This field is located in Coke and Sterling Counties, Texas in which the Company has an interest in 58 active wells which are operated by the Company with a combined 1997 average production rate of approximately 120 BOPD and 1,500
MCFD.   At the time the Company acquired the Jameson properties in 1992, there were 21 gross wells which were shut-in for various reasons by the former operator. The Company has returned 15 gross wells to production and has converted nearly 40% of the wells from producing via conventional pumping unit to a less expensive plunger lift method of artificial lift.

  In April and August 1996, the Company completed two field extension development wells at an aggregate cost of approximately $700,000. Average aggregate gross production rates in 1997 from these wells was approxmiately 45 BOPD and 250 MCFD. Effective June 1, 1996, the Company acquired various additional royalty interests in this field for approximately $500,000. The Company owns a 100% working interest in this project and net revenue interests on individual leases range from 90% to 92%.

COPE WATERFLOOD UNIT AND ADVANCED RESERVOIR MANAGEMENT PROJECT

  The Cope Unit is located in Sterling County, Texas. This project encompasses 2,032 gross acres and at present has 21 gross active wells, 7 of which are injectors. At the time the Company acquired the Cope Unit in 1990, production had declined to 100 BOPD. Several shut-in wells were reactivated with total unit production immediately improving to 137 BOPD.

  In early 1995, the Company began a joint project with the federal government's Los Alamos National Laboratory to develop computerized 3D reservoir modeling and simulation of the Company operated Cope Waterflood Unit. Completed in 1997, the simulation model is being utilized to improve reservoir management, potentially enhance oil production by locating bypassed oil, determining new infill drilling locations and designing optimum waterflood injection patterns for increased oil recovery.

  Effective May 1, 1996, the Company acquired an additional l5.75% working interest for approximately $79,000, and now owns approximately 77% of the working interest in this property. The Cope Unit produces from the Spraberry formation. In June 1996, the Company drilled a replacement well for one of the producing wells in the unit which was producing mostly water. The Cope Unit oil production has been maintained at approximately 125 barrels of oil per day and the unit's produced water has been reduced substantially.

OTHER PROPERTIES

  In August 1994, the Company acquired working interests in certain oil and gas properties with 19 gross wells in Coke and Howard Counties, Texas, for $1,950,000 which was adjusted for revenues and expenses through the closing date. These wells are operated by the Company and in 1997 had a combined average production rate of approximately 62 BOPD and 215 MCFD, subject to normal declines. The Company owns a 100% working interest in these properties.

  In May 1995, the Company acquired a 50 percent working interest and operations in three State tracts in Redfish Bay Field, Nueces County, Texas in return for a
commitment to expend $1,000,000 in capital expenditures over two years.   In
February 1997, the Company sold its interests in this field for $1,647,000. The Company realized a gain on this sale of approximately $349,000.

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

  The following table sets forth information concerning the Company's leasehold ownership interests as of December 31, 1997.

                         TABLE I  -  LEASEHOLD INTEREST
                            AS OF DECEMBER 31, 1997

                                              GROSS (b)      NET (c)
                                              ---------      -------
    Developed Acreage (a)                      20,409         15,828
    Undeveloped Acreage (d)                    12,732          6,937
    Net Royalty Acreage                                        4,399
    Active Working Interest Wells:
       Oil                                        173            121
       Gas                                          9              7
    Net Royalty Wells                                            1.9

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

NET PRODUCTION, UNIT SALES AND PRODUCTION COST

  The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel of oil and per mcf of natural gas produced and the average production (lifting) cost per unit of production for the years ended December 31, 1997, 1996 and 1995.

                  TABLE II  -  PRODUCTION, PRICE AND COST DATA


                                               FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------------
                                               1997           1996          1995
                                            ----------     ----------    ----------
OIL (a):
  Production (Bbls)                            192,580        215,913       166,652
  Revenue                                   $3,801,850     $4,566,130    $2,879,973
  Average Bbls per day                             528            591           457
  Average Sales price per Bbl               $    19.74     $    21.15    $    17.28
GAS (b):
  Production (Mcf)                             988,109      1,002,482     1,268,772
  Revenue                                   $2,594,399     $2,392,361    $2,267,060
  Average Mcf per day                            2,709          2,746         3,476
  Average sales price per Mcf               $     2.63     $     2.39    $     1.79
PRODUCTION COSTS:
  Production cost                           $3,088,886     $2,981,837    $2,509,854
  Equivalent Bbls (c)                          357,265        382,993       378,114
  Production cost per equivalent Bbl        $     8.65     $     7.79    $     6.64
  Production cost per sales dollar          $     0.48     $     0.43    $     0.49
TOTAL REVENUES                              $6,396,249     $6,958,491    $5,147,033

(A)  INCLUDES CONDENSATE.
(B)  INCLUDES NATURAL GAS LIQUIDS.
(C) GAS PRODUCTION IS CONVERTED TO EQUIVALENT BBLS AT THE RATE OF 6 MCF PER BBL, REPRESENTING THE ESTIMATED RELATIVE ENERGY CONTENT OF NATURAL GAS TO OIL.

OIL AND GAS RESERVES

  The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the SEC and Financial Accounting Standards Board. The estimates of December 31, 1997 are based on evaluations prepared by Williamson Petroleum Consultants, Inc., Independent Petroleum Engineers. The estimates as of December 31, 1996 and 1995, are based on evaluations prepared by E. Ralph Green and Associates, Independent Petroleum Engineers. For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future net revenues attributable to the Company's oil reserves and present value of future net revenues on a 10% discount rate and changes therein, see Notes to the Company's consolidated financial statements. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are subject to change as further information becomes available.

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

  The estimated proved oil and gas reserves and present value of estimated future net revenues from proved oil and gas reserves for the Company as of December 31, 1997, 1996 and 1995, are summarized below:

                          TABLE III - PROVED RESERVES

                                                          December 31,
                                            -----------------------------------------
                                               1997           1996           1995
                                            -----------    -----------    -----------
OIL AND LIQUIDS (BBLS):
 Proved developed - Producing                 1,233,832      1,635,563      1,668,154
 Proved developed - Non-producing               498,712        426,411        250,403
 Proved undeveloped                             922,455        779,506        469,052
                                            -----------    -----------    -----------
   Total                                      2,654,999      2,841,480      2,387,609
                                            -----------    -----------    -----------

NATURAL GAS (MCF):
 Proved developed - Producing                 6,958,670      9,960,517     10,267,799
 Proved developed - Non-producing             2,574,402      3,860,883      3,863,781
 Proved undeveloped                           4,326,547      4,473,153      4,337,162
                                            -----------    -----------    -----------
   Total                                     13,859,619     18,294,553     18,468,742
                                            -----------    -----------    -----------

PRESENT VALUE OF ESTIMATED FUTURE NET
 REVENUES BEFORE INCOME TAXES               $17,765,076    $39,817,832    $17,687,654
                                            -----------    -----------    -----------

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

     In estimating oil reserves for 1997, a price of $16.52 per barrel was used, which is the average actual price in effect for the Company's oil production on January 1, 1998. In estimating gas reserves for 1997, a price of $2.36 per mcf, based on prices in effect at January 1, 1998, was used.

DRILLING ACTIVITY

   The following table summarizes the number of gross and net productive and dry exploration and development wells drilled for the years ended December 31, 1997, 1996 and 1995.

                   TABLE IV - DRILLING ACTIVITY IN WEST TEXAS

                                 For the Year Ended December 31,
                      ----------------------------------------------------
                            1997              1996              1995
                      ---------------    -------------    ----------------
                      Gross      Net     Gross    Net     Gross       Net
                      -----     -----    -----   -----    -----      -----
Exploratory:
  Productive            5        2.7       1      0.6       0           0
  Dry                   2        1.6       2      1.7       0           0
                      -----     -----    -----   -----    -----      -----
    Total               7        4.3       3      2.3       0           0
                      -----     -----    -----   -----    -----      -----
Developmental:
  Productive            1        0.8       3      2.8       4         3.7
  Dry                   0          0       0        0       0           0
                      -----     -----    -----   -----    -----      -----
    Total               1        0.8       3      2.8       4         3.7
                      -----     -----    -----   -----    -----      -----

OTHER PROPERTY

  On July 11, 1995, the Company's office building located in Midland, Texas was sold to an unrelated third party and, in September, 1995, the Company moved its executive offices to leased space located at 16701 Greenspoint Park Drive, Suite 200, Houston, Texas 77060. In November 1995, the Company purchased a 3,750 square foot building and 2.0 acres land located at 3419 Hwy. 158, Midland, Texas, from a partnership of which Mr. Warley was a 50% owner, for use as a district office, warehouse and equipment yard. During 1997 the Company moved its executive offices to 616 F.M. 1960 West, Suite 600, Houston, Texas 77090, which it currently occupies under a lease expiring in 2002. The company also sold its district office and relocated in leased space in Midland, Texas.

ITEM 3.   LEGAL PROCEEDINGS

  The Company is a Defendant in a lawsuit filed on July 31, 1995, styled MANNA OIL & GAS, INC., DOBBS OIL & GAS, INC. V. MIDLAND RESOURCES, INC., MIRESCO, INC. MIDLAND RESOURCES OPERATING COMPANY, INC., Cause No. 40,677. The case involves certain Gulf Coast properties located in Copano Bay wherein the Company owns a 68% working interest and is the operator of the properties. The Plaintiffs are (1) seeking a declarative judgment that the Company has failed to meet the standards and procedures set out in the Operating Agreement; (2) attempting to recover an unspecified sum; (3) are asking for an accounting for the years 1993-1995; and (4) attorney fees and costs. The Company believes it has a defensible position with respect to all of the Plaintiffs' claims and intends to defend this case very aggressively.

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

                                    PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock and its $4.00 warrants are traded on the American Stock Exchange (AMEX) under the symbols MLD and MLDWS, respectively. The Company's Common Stock and warrants were originally authorized for trading on NASDAQ on May 17, 1991 and, in August 1997, the Company listed with AMEX. The registrar and transfer agent is American Stock Transfer & Trust Company, Inc. New York, New York. As of March 16, 1998, the Company had 1,385 shareholders of record and 4,463,499 shares outstanding.

                          PRICE RANGE OF COMMON STOCK

                                HIGH     LOW
                               -----   -------
  1996: (1)
     First Quarter             3 7/8   2 5/8
     Second Quarter            4 1/4   3 1/8
     Third Quarter             3 3/4   2 7/8
     Fourth Quarter            3 1/4   1 15/16

  1997: (1)
     First Quarter             6 1/2   2 5/8
     Second Quarter            7 3/4   4 1/2
     Third Quarter             5 1/8   3 1/8
     Fourth Quarter            4       1 7/8

(1)  REFLECTS HIGH AND LOW TRADING RANGE INFORMATION RECEIVED FROM NASDAQ AND
     AMEX.

(2)  ON MARCH 16, 1998, THE CLOSING PRICE WAS $2.875.

(3) UNTIL THE COMMON STOCK BEGAN TRADING ON THE AMEX IN AUGUST, 1997, THESE QUOTATIONS REFLECT INTER-DEALER PRICES WITHOUT RETAIL MARKUP, MARKDOWN OR COMMISSION AND MAY NOT REFLECT ACTUAL TRANSACTIONS.

  The Company has not paid any dividends on its Common Stock, and the present policy of the Company not to do so, but to retain its earnings (if any) for future growth and business activities. The Company is also subject to certain loan covenants which include restrictions on dividends, distributions and redemptions.

  On October 1, 1997, the Company issued 15,040 shares of unregistered common stock to two directors in exchange for oil and gas working interests and a limited partnership interest. The Company relied upon Section 4(2) of the Securities Act of 1933 for an exemption from registering these shares based upon there being only two purchasers, the purchasers' access to Company information and the business sophistication of the purchasers.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  This discussion should be read in conjunction with the audited financial statements of Midland Resources, Inc. and Subsidiaries.

PLAN OF OPERATIONS

  During 1996 and 1997 the Company's exploration efforts consumed most of its available resources. While the Company believes its exploratory efforts have identified possible future drilling opportunities, its ability to actively pursue these efforts as well as to actively exploit existing developed properties is dependent upon securing additional capital.

  Beginning in early 1997 the Company determined that it should explore strategic alternatives to raising capital though sales of equity. To assist the Company it engaged an investment banking firm. During 1997 and continuing into 1998 the Company considered various alternative transactions, primarily consisting of sale of all or substantially all of its assets, acquisitions of another smaller company, merging with a company of equal size and merging with a larger company. The Company terminated its contract with its investment banking firm in December 1997.

  On April 9, 1998, the Company announced it was pursuing a merger transaction with Vista Resources, Inc., a privately held oil and gas exploration and production company located in Midland, Texas. If the transaction with Vista is not consummated, the Company expects to restrict its operations, including future development, to a level that its current operations can support, and continue to seek a strategic transaction as well as consider the sale of equity.

  The Company's initial capitalization was through the acquisition of interests of the seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,265,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period November 1990 to November 2002. In October, 1995, the Company called for redemption of its $2.50 warrants. Holders received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised, resulting in net proceeds of approximately $1,831,000. As of December 31, 1997, 11,428 of the $4.00 warrants had been exercised.

  On December 31, 1993, the Company acquired all of the issued and outstanding common stock of Midland Resources Operating Company, Inc. (MRO) through an agreement of acquisition under which the Company issued 1,110,000 shares of common stock to Deas H. Warley III and another former officer and director of the Company. The exchange was based on the relative fair values of the Company and MRO, based on a determination by the Board of Directors of each respective corporation. The overall transaction was subject to a fairness opinion provided by an investment banking firm. The acquisition of MRO expanded the Company's revenue base to include property operations.

  On December 20, 1996, the Company completed the acquisition of Summit Petroleum Corporation ("Summit"), an affiliated entity engaged in oil and gas acquisition, development and exploration activities which owned interests in many of the same properties as the Company. The Company's total cash investment in acquiring Summit was approximately $2,011,000. (See Note B of the Notes to the Consolidated Financial Statements.)

CAPITAL RESOURCES AND LIQUIDITY

  Net cash provided by operations decreased from $1,893,641 in 1996 to $1,393,461 in 1997, for a decrease of $500,180, reflecting decreased oil and gas production and pricing, and increased production costs and interest expense, partially offset by lower geological and geophysical costs. Net cash used in investing activities decreased from 1996 by $3,147,583, reflecting greater proceeds from property sales in 1997 and the purchase of Summit in 1996. Net cash provided by financing activities decreased from 1996 by $2,715,257, reflecting additional borrowings for property acquisition and development in 1997 and greater debt repayments resulting primarily from the sale of the Redfish Bay properties in 1997. In 1997, acquisition costs for proved properties were $34,993, acquisition costs for unproven properties were $836,863 and development costs were $1,716,294. Also, $1,536,130 was invested in an oil and gas limited partnership in 1997.
In 1996, cash payments for oil and gas property acquisition costs totaled $761,476 for proved properties, $144,100 for unproved properties, and $2,808,534 for development of properties.

  For 1997 the Company's working capital increased $95,170 over 1996. The principal components of this increase was the positive impact of approximately $400,000 resulting from the sale of the Redfish Bay property in 1997 which was offset by a reduction in current deferred tax assets of $341,000.

  Management believes current debt maturities can be funded from cash flow from operations. Management also believes that its credit facilities and its cash flow from operations are adequate to meet its liquidity needs. Any future drilling will depend on the Company's ability to raise additional capital through bank borrowings, private placements or merger transactions.

  At December 31, 1997, the Company has a net deferred tax asset of $1,048,193 which it believes can be realized based on estimates of future income from the production of existing hydrocarbon reserves. The net asset is primarily composed of net operating loss carry-forwards which do not begin to expire until 2005.

  In October, 1996 the borrowing base under the Company's credit facility with First Union National Bank (FUNB) was increased from $7,000,000 to $9,500,000 and in March 1997 was reduced to $8,200,000 as a result of the sale of the Redfish Bay properties. The borrowing base was subsequently increased and, as of December 1, 1997, was $9,125,000. On December 17, 1997 this credit facility was replaced with a revolving credit agreement with Compass Bank (Compass) which provides for a credit facility of $30 million and an initial borrowing base of $10,500,000. Concurrent with the execution of this agreement, the Company's outstanding debt to FUNB in the amount of $9,151,615 (including accrued interest of $26,615), was paid by an advance under the Compass agreement. Amounts borrowed under the Compass agreement are collateralized by a first lien on substantially all of the Company's oil and gas properties. Interest under this agreement is payable monthly at an annual rate which, at the Company's option, is equal to either (a) the Compass prime lending rate (8.5% at December 31, 1997) or (b) the London Interbank Offered Rate, plus 2.5%. In addition, a commitment fee equal to 1/2% per annum on the unused portion of the borrowing base is required. The borrowing base is reduced at the rate of $120,000 per month beginning February 1, 1998 and, is subject to redetermination on each April 1st and October 1st. This agreement also requires that the Company maintain certain financial ratios and generally restricts the Company's ability to incur debt, sell assets, materially change the nature of the Company's business or its business structure or pay dividends. At December 31, 1997 the balance due under this agreement was $9,651,615 and in January, 1998 a principal reduction in the amount of $551,615 was made from the collection of sales proceeds from properties sold in December, 1997. As of March 31, 1998, the balance due under this facility was $9,200,000.

  In March 1, 1995, the Company entered into a one year gas swap agreement to hedge against a portion of the price risk associated with gas price declines. This swap agreement expired in February 1996, and the Company has not entered into another contract. Losses under this contract were $21,109 and $25,860 for 1995 and 1996, respectively.

  The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of December 31, 1997, the Company was receiving $16.52 per bbl as compared to $25.00 at January 1, 1997. Fluctuations in price have a significant impact on the Company's financial condition and liquidity.

  The following tables sets forth a summary of historical financial information for the Company. These tables should be read in conjunction with the consolidated financial statements of Midland Resources, Inc. and Subsidiaries (and the related notes). It should be noted that there are no audited financial statements included herein for the year 1994. These tables are not covered by the reports of independent certified public accountants.

                           SUMMARY BALANCE SHEET DATA

                                                                        As of December 31,
                                                     --------------------------------------------------------
                                                         1997          1996           1995            1994
                                                     -----------    -----------    -----------    -----------
Current assets                                       $ 2,036,145    $ 3,644,720    $ 2,038,452    $ 1,134,999
Current liabilities                                    1,564,683      3,268,428      1,950,703      2,152,910
                                                     -----------    -----------    -----------    -----------
  Working capital                                        471,462        376,292         87,749     (1,017,911)
Oil and gas properties (net)                          13,004,527     13,408,878      9,887,998      9,257,900
Other assets                                           2,579,811      1,923,048      2,196,902      2,385,641
Total assets                                          17,620,483     18,976,646     14,123,352     12,778,540
Long-term debt (excluding current maturities)          9,115,370      7,166,421      4,524,617      4,254,042
Other non-current liabilities                            221,404        364,537          -              -
Stockholders' equity                                 $ 6,719,026    $ 8,177,260    $ 7,648,032    $ 6,371,588
                                                     -----------    -----------    -----------    -----------
Stockholders' equity per common share                $      1.51    $      1.86    $      1.74    $      1.90
                                                     -----------    -----------    -----------    -----------
Shares outstanding                                     4,463,499      4,401,031      4,386,231      3,362,222
                                                     -----------    -----------    -----------    -----------

                             SUMMARY OF OPERATIONS

                                                                    Years Ended December 31,
                                                     --------------------------------------------------------
                                                         1997           1996           1995           1994
                                                     -----------    -----------    -----------    -----------
Oil and gas sales                                    $ 6,396,249    $ 6,958,491    $ 5,147,033    $ 5,265,759
Other                                                    204,238        183,234        231,141        217,884
                                                     -----------    -----------    -----------    -----------
  Total operating revenues                             6,600,487      7,141,725      5,378,174      5,483,643
Production costs                                       3,088,886      2,981,837      2,509,854      2,423,032
Exploration costs                                        849,534        766,855        198,453          -
Depreciation, depletion and amortization               1,964,658      1,306,287      1,033,905      1,120,841
Abandonments                                              93,760              -          3,000         41,676
General and administrative expenses                    1,451,404      1,295,298      1,049,904      1,145,719
Impairment costs (a)                                   1,277,342        114,904      1,020,670          -
                                                     -----------    -----------    -----------    -----------
Total operating expenses                               8,725,584      6,465,181      5,815,786      4,731,268
                                                     -----------    -----------    -----------    -----------
                                                      (2,125,097)       676,544       (437,612)       752,375
Gain (loss) on sale of properties (b)                    462,571         36,308       (102,984)        81,962
Other income (c)                                          32,337         61,997         38,911        169,174
Interest expense                                        (970,430)      (722,447)      (611,587)      (473,048)
                                                     -----------    -----------    -----------    -----------
Income (loss) before income taxes and cumulative
 effect of change in accounting principle             (2,600,619)        52,402     (1,113,272)       530,463
Income tax expense (benefit)                            (717,237)        30,280       (376,241)       204,769
                                                     -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of
 change in accounting principle                      $(1,883,382)   $    22,122    $  (737,031)   $   325,694
                                                     -----------    -----------    -----------    -----------
Income (loss) per common share before
 cumulative effect of change (basic and diluted)     $     (0.42)   $      0.01    $     (0.22)   $      0.10
                                                     -----------    -----------    -----------    -----------
Weighted average shares outstanding                    4,433,113      4,395,414      3,381,592      3,368,455
                                                     -----------    -----------    -----------    -----------

(a) IN 1995, CONCURRENT WITH THE COMPANY'S ADOPTION OF THE FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("FAS 121"), THE COMPANY RECOGNIZED A CHARGE OF $1,020,670 FOR CERTAIN PROPERTIES WHICH
     WERE HELD FOR SALE.

(b) GAIN (LOSS) ON SALE OF PROPERTIES WAS PRINCIPALLY COMPOSED OF THE LOSS ON THE SALE OF THE COMPANY'S FORMER OFFICE FACILITIES IN MIDLAND, TEXAS, IN 1995 AND A GAIN ON THE SALE OF A WORKING INTEREST IN AN OIL AND GAS PROPERTY TO SUMMIT PETROLEUM CORPORATION IN 1994. IN 1997, GAINS WERE REALIZED PRIMARILY FROM THE SALE OF OIL AND GAS PROPERTIES.

(c) IN 1994, THERE WAS OTHER INCOME FROM THE SETTLEMENT OF LITIGATION REGARDING A FORMER PROPERTY OPERATOR OF $120,090.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

  During 1996, oil and gas sales increased from $5,147,033 in 1995 to $6,958,491; an increase of $1,811,458 or 35%. Oil production increased from 166,652 Bbls to 215,913 Bbls; an increase of 49,261 Bbls or 30%. Gas production decreased from 1,268,772 mcf to 1,002,482 mcf; a decrease of 266,290 mcf or 21%. Sales and net production increases resulted from price increases as well as from production from wells drilled and completed in the Jameson Field, and the Wallace and Wilson properties in late 1995 and early 1996. Average gas prices increased from $1.79 per mcf in 1995 to $2.39 per mcf in 1996. Oil prices increased from $17.28 per bbl in 1995 to $21.15 per bbl in 1996.

   During 1997, oil and gas sales decreased from $6,958,491 to $6,396,249; a decrease of $562,242, or 8%. Oil production decreased from 215,913 Bbls to 192,580 Bbls; a decrease of 23,333 Bbls, or 11%. Gas production decreased from 1,002,482 mcf to 988,109 mcf; a decrease of 14,373, or 1%. Production declines were due to the sale of the Redfish Bay properties, as well as normal production declines on most wells, partially offset by production from new wells drilled in 1997. Average oil prices declined from $21.15 in 1996 to $19.74 in 1997. Average gas prices increased from $2.39 in 1996 to $2.63 in 1997.

  For 1997, the Company's share of income from an oil and gas limited partnership was $72,275 which included oil and gas sales of $119,356 from approximately 6,400 Bbls of oil produced. There was no similar item in 1996.

   In 1996, production costs increased from $2,509,854 in 1995 to $2,981,837, an increase of $471,983 or 19%. This increase is attributable primarily to additional producing wells as discussed above, as well as to production taxes increasing as a result of increased oil and gas prices. In 1997, production costs increased from $2,981,837 in 1996 to $3,088,886, an increase of $107,049 or 4%. This was due to major repairs and workovers conducted in 1997, partially offset by decreased production costs resulting from the sale of Redfish Bay.

  During 1997 and 1996, exploration costs and abandonments were $943,294 and $766,855, respectively, which were incurred in connection with the 3D exploration projects discussed above. These amounts include dry hole costs of $796,852 in 1997 and $416,892 in 1996.

   In 1996, depreciation depletion and amortization (DD&A) was $1,306,287 as compared to $1,033,905 in 1995, for an increase of $272,382 or 26%. This was due primarily to an increase in property investments resulting from the completion of additional wells and to the acquisition of Summit. In 1997, DD&A was $1,964,658, an increase of $658,371 from 1996, or 50%. This was due to lower oil and gas reserves at December 31, 1997, which was due to less than desired economic success on some wells drilled in 1997 and to lower oil prices.

   In 1996, general and administrative (G&A) expenses increased from $1,049,904 in 1995 to $1,295,298, an increase of $245,394 or 23%. This increase was attributable primarily to the write off in 1996 of approximately $115,000 of acquisition costs associated with an attempt to acquire another public independent oil and gas company, as well as to increased labor costs associated with the company's relocation from Midland, Texas, to Houston, Texas. In 1997, G&A expenses were $1,451,404 for an increase of $156,106, or 12%, over 1996. This was due primarily to increased legal and consulting fees, and to non-cash stock based compensation expense of $217,484. These costs were partially offset by lower costs in other areas due to cost reduction measures.

  Impairment losses were $1,020,670 in 1995, $114,904 in 1996 and $1,277,342 in
1997. Impairments are recognized when estimated future net cash flows on individual properties are less than their net capitalized cost.

  In 1997, there were gains of $462,571 primarily from the sales of oil and gas properties, including $349,000 from the sale of the Redfish Bay property.

  In 1996, interest expenses increased to $722,447, an increase of $110,860, or 18% from 1995. This increase is attributable to additional borrowings to consummate the Summit acquisition and for property acquisitions and development projects in 1996. In 1997, interest increased to $970,430, an increase of $247,983, or 34%, due primarily to additional borrowings to fund the Company's drilling program in 1997 and to pay $84,800 to close an interest rate swap contract.

  In 1995, the net loss was $737,031 primarily resulting from an impairment loss of $1,020,670, the loss on sale of properties and equipment of $102,984 and the incurrence of exploration costs totaling $198,453: In 1996, net income was $22,122, due primarily to higher prices for oil and gas production and lower impairment losses, partially offset by increases in production costs, G&A expenses and other factors discussed above. In 1997, the net loss was $1,883,382, due primarily to property impairments, DD&A, lower oil and gas production, exploratory dry holes and other factors discussed above.

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

ITEM 7.   FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Midland Resources, Inc.

We have audited the accompanying consolidated balance sheets of Midland Resources, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midland Resources, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               GRANT THORNTON LLP

Houston, Texas
March 13, 1998, except as to
Note N as to which the date is
April 9, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Midland Resources, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Midland Resources, Inc. and subsidiary for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of Midland Resources, Inc. and subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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


                                           ERNST & YOUNG LLP


Fort Worth, Texas
March 5, 1996

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                      --------------------------
                                                         1997            1996
                                                      -----------    -----------
ASSETS
Current assets:
  Cash                                                $   150,890    $   366,677
  Accounts receivable:
   Oil and gas sales                                      670,093        834,269
   Related parties                                         60,822        360,479
   Sales of properties                                    563,757              -
   Property operations and other                          296,052        359,600
  Property held for sale                                  200,000      1,241,515
  Other current assets                                     57,531        104,180
  Deferred tax asset                                       37,000        378,000
                                                      -----------    -----------

   Total current assets                                 2,036,145      3,644,720

 Property and equipment, at cost                       29,210,699     27,889,580
 Less accumulated depreciation, depletion
  and amortization                                     15,975,838     14,076,100
                                                      -----------    -----------

 Property and equipment, net                           13,234,861     13,813,480
 Deferred tax asset                                     1,011,193              -
 Goodwill, net of amortization of $106,754 in
  1997 and $80,067 in 1996                                720,584        747,271
 Contracts and leases, net of amortization of
  $84,352 in 1997 and $78,411 in 1996                     199,116        414,633
 Non-current note receivable                              302,490        317,759
 Other assets                                             116,094         38,783
                                                      -----------    -----------

   Total assets                                       $17,620,483    $18,976,646
                                                      -----------    -----------
                                                      -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt                   $   583,481    $ 1,680,830
  Accounts payable and accrued expenses                   981,202      1,194,344
  Drilling advances                                             -        393,254
                                                      -----------    -----------

   Total current liabilities                            1,564,683      3,268,428

 Long-term debt                                         9,115,370      7,166,421
 Deferred tax liability                                         -         47,044
 Payable for the purchase of subsidiary and other         221,404        317,493
                                                      -----------    -----------
   Total liabilities                                   10,901,457     10,799,386

 Stockholders' equity:
  Preferred stock, $0.01 par value; 20,000,000
   shares authorized, none issued                               -              -
  Common stock, $0.001 par value; 80,000,000 shares
   authorized; 4,463,499 and 4,401,031 shares
   issued in 1997 and 1996, respectively                    4,463          4,401
  Additional paid in capital                            8,487,801      7,898,199
  Unearned compensation                                  (164,516)             -
  Retained earnings (deficit)                          (1,608,722)       274,660
                                                      -----------    -----------

   Total stockholders' equity                           6,719,026      8,177,260
                                                      -----------    -----------

   Total liabilities and stockholders' equity         $17,620,483    $18,976,646
                                                      -----------    -----------
                                                      -----------    -----------

                  The accompanying notes are an integral part of
                      the consolidated financial statements.

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years ended December 31,
                                               -------------------------------------
                                                  1997          1996         1995
                                               -----------   ----------   ----------
Operating revenue:
 Oil and gas sales                             $ 6,396,249   $6,958,491   $5,147,033
 Management income                                       -       45,000      102,000
 Property operations income                        119,012      111,862       81,036
 Partnership income                                 72,275            -            -
 Other                                              12,951       26,372       48,105
                                               -----------   ----------   ----------

     Total operating revenue                     6,600,487    7,141,725    5,378,174

Operating costs and expenses:
 Oil and gas production                          3,088,886    2,981,837    2,509,854
 Exploration costs:
   Dry holes                                       796,852      416,892            -
   Geological and geophysical                       52,682      349,963      198,453
 Depreciation, depletion and amortization        1,964,658    1,306,287    1,033,905
 Abandonment costs                                  93,760            -        3,000
 General and administrative                      1,451,404    1,295,298    1,049,904
 Impairment of properties                        1,277,342      114,904    1,020,670
                                               -----------   ----------   ----------

     Total operating costs and expenses          8,725,584    6,465,181    5,815,786
                                               -----------   ----------   ----------
                                                (2,125,097)     676,544     (437,612)
Other income and (expenses):
 Gain (loss) on sale of property and equipment     462,571       36,308     (102,984)
 Interest income                                    32,337       61,997       19,374
 Other income                                            -            -       19,537
 Interest expense                                 (970,430)    (722,447)    (611,587)
                                               -----------   ----------   ----------

     Total other income and expenses              (475,522)    (624,142)    (675,660)
                                               -----------   ----------   ----------

Income (loss) before income taxes               (2,600,619)      52,402   (1,113,272)

Income taxes:
  Deferred federal income tax expense (benefit)   (717,237)      30,280     (376,241)
                                               -----------   ----------   ----------

Net income (loss)                              $(1,883,382)  $   22,122   $ (737,031)
                                               -----------   ----------   ----------
                                               -----------   ----------   ----------

Earnings (loss) per share:
  Basic                                        $     (0.42)  $     0.01   $    (0.22)
                                               -----------   ----------   ----------
                                               -----------   ----------   ----------
  Diluted                                      $     (0.42)  $     0.01   $    (0.22)
                                               -----------   ----------   ----------
                                               -----------   ----------   ----------

                  The accompanying notes are an integral part of
                      the consolidated financial statements.

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Common Stock     Additional    Retained     Treasury        Note
                                      ------------------   Paid in      Earnings       Stock       Receivable       Unearned
                                       Shares     Amount    Capital     (Deficit)     at cost    officer/director  Compensation
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994         3,374,522   $3,375   $5,404,109  $   989,569    $(25,465)      $       -       $       -
Stock options exercised                  22,000       22       51,072            -           -               -               -
Warrants exercised                      997,009      997    2,399,787            -           -        (453,641)              -
Warrants redeemed                             -        -      (63,373)           -           -               -               -
Treasury stock contributed
      to ESOP (5,000 shares)                  -        -        2,577            -      10,412               -               -
Warrants issued to bank                       -        -       65,622            -           -               -               -
Net loss                                      -        -            -     (737,031)          -               -               -
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995         4,393,531    4,394    7,859,794      252,538     (15,053)       (453,641)              -
Stock options exercised                   7,500        7       17,805            -           -               -               -
Additional proceeds from 1995
      warrants exercised                      -        -        9,191            -           -               -               -
Treasury stock contributed
      to ESOP (7,300 shares)                  -        -       11,409            -      15,053               -               -
Reduction of note receivable
      officer/director                        -        -            -            -           -         453,641               -
Net income                                    -        -            -       22,122           -               -               -
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996         4,401,031    4,401    7,898,199      274,660           -               -               -
Stock options exercised                  36,000       36      109,276            -           -               -               -
Warrants exercised                       11,428       11       45,701            -           -               -               -
Stock issued for property                15,040       15       52,625            -           -               -               -
Stock-based compensation                      -        -      382,000            -           -               -        (382,000)
Amortization of unearned
      compensation                            -        -            -            -           -               -         217,484
Net loss                                      -        -            -   (1,883,382)          -               -               -
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1997         4,463,499   $4,463   $8,487,801  $(1,608,722)   $      -       $       -       $(164,516)
-------------------------------------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                    MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years ended December 31,
                                                      ------------------------------------------
                                                          1997          1996             1995
                                                      -----------    -----------     -----------
Cash flows from operating activities:
 Net income (loss)                                    $(1,883,382)   $    22,122     $  (737,031)
 Depreciation, depletion and amortization               1,964,658      1,306,287       1,033,905
 Abandonments and exploratory dry holes                   890,612        416,892               -
 Impairment of properties                               1,277,342        114,904       1,020,670
 (Gain) loss on sale of properties and equipment         (462,571)       (36,308)        102,984
 Noncash stock-based compensation                         217,484              -               -
 Deferred income tax expense (benefit)                   (717,237)        30,280        (376,241)
 Partnership distributions in excess of income             45,875              -               -
 (Increase) decrease in accounts receivable
   related to operations                                  166,902       (265,521)        (58,418)
 Decrease (increase) in other current assets               22,610         (8,300)        (62,798)
 Increase (decrease) in accounts payable and
   accrued expenses related to operations                (213,142)       218,581         182,293
 Decrease in note receivable                                    -              -          28,456
 Other                                                     84,310         94,704          20,963
                                                      -----------    -----------     -----------

 Net cash provided by operating activities              1,393,461      1,893,641       1,154,783

Cash flows from investing activities:
 Additions to oil and gas properties                   (2,588,150)    (3,714,110)     (2,720,590)
 Additions to other property and equipment                (17,765)       (40,554)       (159,805)
 Investment in limited partnership                     (1,536,130)             -               -
 Sale and salvage recoveries on oil and
   gas properties                                       1,657,385         32,975               -
 Sale of other property and equipment                     205,851          1,000          14,120
 Reimbursable partnership expenditures                    360,479       (360,479)              -
 Purchase of marketable securities                              -       (326,155)              -
 Sale of marketable securities                                  -        350,332               -
 Purchase of Summit, less cash acquired                   (89,139)    (1,217,280)              -
 Loan origination costs and other                        (119,219)             -               -
                                                      -----------    -----------     -----------

 Net cash used in investing activities                 (2,126,688)    (5,274,271)     (2,866,275)

Cash flows from financing activities:
 Net proceeds from warrants exercised                      45,712          9,191       1,830,997
 Collections on note receivable from officer/director           -              -          95,000
 Warrant redemptions                                            -              -         (63,373)
 Net proceeds from options exercised                      109,312         29,221          51,094
 Borrowings on long-term debt                           2,617,250      3,770,000       1,821,000
 Principal payments on long-term debt                  (1,876,849)      (983,067)     (1,826,056)
 Drilling advances                                       (393,254)       393,254               -
 Other                                                     15,269         14,098          (9,515)
                                                      -----------    -----------     -----------

 Net cash provided by financing activities                517,440      3,232,697       1,899,147
                                                      -----------    -----------     -----------

Increase (decrease) in cash                              (215,787)      (147,933)        187,655
Cash, beginning of year                                   366,677        514,610         326,955
                                                      -----------    -----------     -----------

Cash, end of year                                     $   150,890    $   366,677     $   514,610
                                                      -----------    -----------     -----------
                                                      -----------    -----------     -----------

NOTE A.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

      Midland Resources, Inc. ("Company"), was organized in 1990 with the issue of common stock and warrants in exchange for oil and gas partnership interests. The Company and its wholly owned subsidiaries are headquartered in Houston, Texas. The Company is involved in the acquisition, exploration, development and production of oil and gas and owns producing properties and undeveloped acreage and royalty interests in Texas, Illinois and Colorado. The majority of its activities are centered in the Permian Basin of West Texas. Midland Resources Operating Company Inc. ("MRO"), a wholly owned subsidiary, is in the business of oil and gas property operations. Summit Petroleum Corporation ("Summit") is a wholly owned subsidiary engaged in oil and gas acquisition, exploration, development and production. (See Note B.)

  PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balance sheet accounts have been eliminated in consolidation. All significant inter-company transactions have been eliminated from the consolidated statements of operations and cash flows for the years ended December 31, 1997, 1996 and 1995.

  RECLASSIFICATIONS

       Certain reclassifications have been made to conform to the 1997 presentation.

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

      During the fourth quarter of 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). FAS 121 requires impairment losses to be recognized on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets are less than the assets' carrying amount. It also requires assets held for sale to be valued at the lesser of their original carrying amount or fair value. Concurrent with the adoption and decision to market certain oil and gas properties, the Company recognized a write-down of $1,020,670. In 1996 and 1997, the Company recognized losses of $114,904 and $1,277,342, respectively.

  OTHER PROPERTY AND EQUIPMENT

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

  EARNINGS (LOSS) PER COMMON SHARE

      Effective December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128 for all periods presented. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each year. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common and dilutive potential common shares. Stock options and warrants may be potential dilutive common shares and are therefore considered in the earnings per share calculation, if dilutive. The number of dilutive potential common shares is determined using the treasury stock method. Shares used to compute basic and diluted earnings
  (loss) per share were 4,433,113, 4,395,414 and 3,381,592 in 1997, 1996 and
  1995, respecively.

  EMPLOYEE BENEFITS

      Prior to 1995, the Company maintained a 401(k) Plan which covered substantially all full-time employees. In 1995, the Board of Directors authorized the restatement of the plan as the Midland Resources

  Operating Company, Inc. 401(k) Employee's Stock Ownership Plan and Trust and the contribution of 5,000 shares of treasury stock to the restated plan. An additional 7,300 shares of treasury stock were contributed in 1996. As of December 31, 1995 and 1996, all shares had been allocated to participants in the plan. The Company matches employee contributions up to 3 percent of gross salary. The expense related to the Company's contributions and plan administration was $26,517, $50,092, and $25,985 in 1997, 1996 and 1995,
  respectively.

  FINANCIAL INSTRUMENTS

      The carrying amount of cash approximates fair value. Interest rates associated with substantially all the Company's long-term debt are linked to current market rates. As a result, management believes that the carrying amount approximates the fair value of the Company's credit facilities.

NOTE B.  PURCHASE OF SUBSIDIARY CORPORATION

    On September 18, 1996, the Company, through MRI Acquisition Corp. (a wholly owned subsidiary), acquired 81.5% of the issued and outstanding common stock and all outstanding stock options of Summit Petroleum Corporation (See Note F.) for cash of $1,081,188 and cancellation of a note receivable from an officer/stockholder of both the Company and Summit of $479,648. In December 1996, the Summit stockholders approved a plan of merger whereby Summit became a wholly owned subsidiary of the Company. Pursuant to this plan, stockholders possessing the remaining 18.5% interest (443,633 shares), upon tendering their shares, receive $0.70 per share. During 1997, payments of $89,139 were made for 127,341 shares tendered. The Company's liability for the purchase of these remaining shares, which is being funded through long-term borrowings under the Company's revolving credit agreement (See Note C.), is included as a non-current liability in the accompanying balance sheet. The purchase price ($0.70 per share and $0.6375 per option) was based on the fair value of Summit's net assets as determined by the Board of Directors of each respective corporation. The transaction was subject to a fairness opinion provided by a recognized investment banking firm relative to these values. In addition to the purchase price, the Company incurred $139,254 in costs directly related to this acquisition, resulting in a total investment through December 31, 1997, of $2,010,633. This acquisition is accounted for under the purchase method of accounting, which provides that the results of operations are combined from the date of acquisition (September 18, 1996). In December 1996, MRI Acquisition Corp. was dissolved and Summit became a wholly-owned subsidiary of the Company.

  The following is a summary of the allocation of the cost to the assets acquired and liabilities assumed in this acquisition:

 Current assets, including cash of $3,162             $  155,742
 Current liabilities                                    (250,701)
 Oil and gas properties                                2,408,259
 Other assets                                             20,773
 Contracts and leases                                    200,000
 Deferred income tax liability
  (non-current)                                         (279,729)
 Long-term debt                                         (243,711)
                                                      ----------

 Total                                                $2,010,633
                                                      ----------
                                                      ----------


  The following is a summary of the pro forma results of operations as though this transaction had occurred on January 1, 1995.

                                                         1996         1995
                                                      ----------   ----------
 Total revenue                                        $7,749,621   $5,921,767
                                                      ----------   ----------

 Net income (loss)                                    $   (7,396)  $ (889,623)
                                                      ----------   ----------

 Loss per weighted average common share:
   Basic                                              $        -   $    (0.26)
                                                      ----------   ----------
   Diluted                                            $        -   $    (0.26)
                                                      ----------   ----------

NOTE C.  LONG-TERM DEBT

The Company's long-term debt consisted of the following at December 31, 1997 and 1996:

                                                            1997            1996
                                                         ----------      ----------
 $30 million revolving credit agreement with Compass
   Bank, expiring December 1, 1999                       $9,651,615      $        -

 Credit facility with First Union National Bank
  Principal balance                                               -       8,500,000
  Less discount thereon                                           -         (25,863)

 Note payable to First Union National Bank                        -         324,711

Other, primarily secured monthly installment notes           47,236          48,403
                                                         ----------      ----------

                                                          9,698,851       8,847,251
Less portion due within one year                            583,481       1,680,830
                                                         ----------      ----------

Long-Term Portion                                        $9,115,370      $7,166,421
                                                         ----------      ----------

     In December, 1997 the Company entered into a revolving credit agreement with Compass Bank (Compass) which provides for a credit facility of $30 million and an initial borrowing base of $10,500,000. Concurrent with the execution of this agreement, the Company's outstanding debt to First Union National Bank (FUNB) in the amount of $9,151,615 was paid by an advance under the Compass agreement. Amounts borrowed under the Compass agreement are collateralized by a first lien on substantially all of the Company's oil and gas properties. Interest under this agreement is payable monthly at an annual rate which, at the Company's option, is equal to either (a) the Compass prime lending rate (8.5% at December 31, 1997) or (b) the London Interbank Offered Rate, plus 2.5%. In addition, a commitment fee equal to 1/2% per annum on the unused portion of the borrowing base is required. The borrowing base is reduced at the rate of $120,000 per month beginning February 1, 1998 and is subject to redetermination on each April 1st and October 1st. This agreement also requires that the Company maintain certain financial ratios and generally restricts the Company's ability to incur debt, sell assets, materially change the nature of the Company's business structure or pay dividends.

Future maturities of long term debt at December 31, 1997 are as follows:

               1998                  $  583,481
               1999                   9,100,918
               2000                      11,083
               2001                       3,369
                                     ----------

                                     $9,698,851
                                     ----------

NOTE D.  ISSUANCE OF COMMON STOCK AND WARRANTS

  In November 1990, the Company issued 2,264,522 shares of common stock, as discussed in Note A, based on an exchange value of $2.00 per share. For each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period from November 1990 to November 2002. On October 6, 1995, the 90 day common stock market price requirement (as defined in the Warrant Agreement) was met and the Company called its $2.50 warrants. Holders of record on December 22, 1995 received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised. As of December 31, 1997, 11,428 of the $4.00 warrants had been exercised.

  The warrants are subject to certain antidilution provisions contained in the warrant agreement, which could cause adjustments to the exercise price and the number of shares issuable.

  The Company has two employee stock option plans which reserve an aggregate of 700,000 shares of common stock for issuance to officers and other key employees. As of December 31, 1997 options to acquire 260,000 shares at prices ranging from $2.375 to $4.00 were outstanding under these plans with scheduled expiration dates of 1998 through 2002. As of December 31, 1997, 376,500 shares were available for future grant.

  Under the Midland Resources, Inc. 1995 Directors' Stock Option Plan, 20,000 stock options with a five year term were granted to directors in 1995. As of December 31, 1995, all 20,000 options were outstanding under this plan. In 1996, an additional 30,000 stock options were granted to directors. Each option entitles the holder to purchase one share of common stock for the fair market value of common stock on the date of the grant of the option. As of December 31, 1997, 50,000 options were outstanding under this plan at exercise prices ranging from $2.75 to $3.75 and 50,000 options were available for future grant. Options outstanding at December 31, 1997, if not exercised, are scheduled to expire in 1999 through 2001.

  In May 1997, the Shareholders ratified the Midland Resources, Inc. 1997 Board of Directors Stock Incentive Plan under which 1,000,000 options were issued to non-employee directors, 175,000 options were issued to the advisory director and 60,000 were issued to the corporate secretary, all to acquire shares at $3.00 per share. These options are vested as certain stipulated trading prices for the Company's common stock are achieved and, exercisability is further restricted by time delay provisions which limited the number of vested shares that may be exercised each year beginning in March 1998. As of December 31, 1997, 247,000 of these options were vested. Upon a change of control, as defined, all of these options became exercisable. These options, if not exercised, expire in March, 2002. Also in February, 1997, the Company issued a five year warrant to purchase 50,000 shares to a consultant for future services. These options and warrants are expected to give rise to the recognition of compensation expenses of up to $616,250 through year 2000. In 1997, stock-based compensation expense of $217,484 was recognized in connection with these issuances.

  In June 1995, the Company issued 150,000 warrants to purchase common stock at $4.00 per share for a term of seven years to FUNB. In exchange the Company's credit facility loan agreement was amended to reduce the interest rate by 0.75% and allow 25% of its borrowing base to be used for working capital purposes. The fair value of the warrants at the date of grant was recorded as debt discount and additional paid in capital. None of these warrants have been exercised as of December 31, 1997.

  Warrants to purchase an additional 70,000 shares of common stock were issued in 1994 through 1996 in exchange for investment banking and other services, with exercise prices ranging from $2.50 to $2.875.

  Effective January 1, 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, which provides for an alternative method to valuation of the compensation element of stock based compensation plans. The Company applies APB 25 and related Interpretations in accounting for employee stock-based compensation. Had compensation costs been determined based on the fair value at the grant dates for awards consistent with the method of FASB Statement 123, the Company's net income (loss) and related per share amounts would have been reduced to the pro forma amounts indicated below:

                                                  1997         1996        1995
                                              ------------  ----------  ----------
   Net income (loss)            As reported   $(1,883,382)  $  22,122   $(737,031)
                                Pro forma      (2,078,360)   (245,366)   (859,861)
   Earnings (loss) per share    As reported:
                                    Basic     $     (0.42)  $    0.01   $   (0.22)
                                    Diluted         (0.42)       0.01       (0.22)
                                Pro forma:
                                    Basic     $     (0.47)  $   (0.06)  $   (0.25)
                                    Diluted         (0.47)      (0.06)      (0.25)

  The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants issued in 1997, 1996 and 1995:

     Expected volatility                         61% to 110%
     Risk free rate                              6.02% to 6.49%
     Expected life of options                    3 to 5 years
     Expected dividend yield                     0%

A summary of the status of the Company's stock option plans at December 31, 1995, 1996 and 1997, and changes therein during the years then ended is presented below:

                                               Employee Plans      Director Plans
                                              ----------------   ------------------
                                                      Weighted             Weighted
                                                       average              average
                                                      exercise             exercise
                                              Shares    price      Shares    price
                                              ----------------   ------------------
Year ended December 31, 1995:
  Outstanding, January 1, 1995                    -         -          -         -
  Granted                                     115,000    $2.48      20,000    $2.75
  Expired                                         -         -          -         -
  Exercised                                   (22,000)    2.38         -         -
                                              ----------------   ------------------
  Outstanding, December 31, 1995               93,000    $2.48      20,000    $2.75
                                              ----------------   ------------------
  Options exercisable at December 31, 1995     93,000    $2.48      20,000    $2.75
                                              ----------------   ------------------
  Weighted average fair value of options
   granted during 1995                                   $2.15                $2.04
                                                         -----                -----
Year ended December 31, 1996:
  Outstanding, January 1, 1996                 93,000    $2.48      20,000    $2.75
  Granted                                     188,000     3.45      30,000     3.75
  Expired                                     (22,000)    2.92         -         -
  Exercised                                    (7,500)    2.38         -         -
                                              ----------------   ------------------
  Outstanding, December 31, 1996              251,500    $3.18      50,000    $3.35
                                              ----------------   ------------------
  Options exercisable at December 31, 1996    191,500    $3.01      50,000    $3.35
                                              ----------------   ------------------
  Weighted average fair value of options
   granted during 1996                                   $2.70                $3.01
                                                         -----                -----
Year ended December 31, 1997:
  Outstanding, January 1, 1997                251,500    $3.18      50,000    $3.35
  Granted                                     123,000     3.33   1,235,000     3.00
  Expired                                     (78,500)    3.16         -         -
  Exercised                                   (36,000)    3.06         -         -
                                              ----------------   ------------------
  Outstanding, December 31, 1997              260,000    $3.18   1,285,000    $3.01
                                              ----------------   ------------------
Options exercisable at December 31, 1997      181,000    $3.07      50,000    $3.00
                                              ----------------   ------------------
  Weighted average fair value of options
   granted during 1997                                   $2.05                $0.25
                                                         -----                -----

A summary of the status of stock purchase warrants at December 31, 1995, 1996 and 1997, and changes therein during the years then ended is presented below:

                                                                   Weighted
                                                                    average
                                                                   exercise
                                                          Shares    prices
                                                        -------------------
Year ended December 31, 1995:
  Outstanding, January 1, 1995                           4,554,044    $3.24
  Issued                                                   170,000     3.87
  Expired/redeemed                                      (1,267,513)    2.50
  Exercised                                               (997,009)    2.50
                                                        -------------------
  Outstanding, December 31, 1995                         2,459,522    $3.97
                                                        -------------------
  Warrants exercisable at December 31, 1995              2,459,522    $3.97
                                                        -------------------
  Weighted average fair value of warrants
   issued during 1995                                                 $0.44
                                                                      -----
Year ended December 31, 1996:
  Outstanding, January 1, 1996                           2,459,522    $3.97
  Issued                                                    25,000     3.25
  Expired                                                      -         -
  Exercised                                                    -         -
                                                        -------------------
  Outstanding, December 31, 1996                         2,484,522    $3.97
                                                        -------------------
  Warrants exercisable at December 31, 1996              2,484,522    $3.97
                                                        -------------------
  Weighted average fair value of warrants
   issued during 1996                                                 $0.45
                                                                      -----
Year ended December 31, 1997:
  Outstanding, January 1, 1997                           2,484,522    $3.97
  Issued                                                    50,000     3.00
  Expired                                                      -         -
  Exercised                                                (11,428)    4.00
                                                        -------------------
  Outstanding, December 31, 1997                         2,523,094    $3.89
                                                        -------------------
  Warrants exercisable at December 31, 1997              2,523,094    $3.89
                                                        -------------------
  Weighted average fair value of warrants
   issued during 1997                                                 $0.45
                                                                      -----

NOTE E.  MAJOR CUSTOMERS

  The Company and its subsidiaries operate exclusively within the United States and their revenues and operating income are derived predominately from the oil and gas industry. Oil and gas production is sold to various purchasers and the receivables are generally uncollateralized. The Company has not experienced significant credit losses on its oil and gas accounts and management is of the opinion that significant credit risk does not exist. Management is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

  In 1997, three purchasers accounted for 18%, 15% and 12%, respectively, of
total oil and gas revenues.   In 1996, three purchasers accounted for 18%, 12%
and 15%, respectively, of total oil and gas revenues. In 1995, four purchasers accounted for 18%, 17%, 11% and 11%, respectively, of total oil and gas revenues.

NOTE F.  RELATED PARTIES

  Until December 1993, MRO was owned 80% by the Company's then President and Chairman of the Board of Directors, Mr. Deas H. Warley III and 20% by a former Vice President and Board Member, Sal J. Pagano. Mr. Warley currently owns approximately 16% of the Company's outstanding common stock and 5% of the related $4.00 warrants.

  Effective November 1, 1995, the Company purchased a building and land in Midland County, Texas, for $78,996 from Mr. Warley and another individual for use as a district office. Mr. Warley and the other individual each financed 50% of the purchase price less the down payment of $10,496. The two $34,250 ten year notes bore interest at 7.5% and were payable in equal monthly installments of $407 each. The cost to the Company was based on an independent written appraisal and certain improvements completed before the property was purchased. This property was sold in 1997 at a gain of $46,500.

  In December 1995, Mr. Warley borrowed $582,805 from the Company under an eighteen month term note bearing 7.5% interest, secured by 287,947 shares of the Company's common stock. Mr. Warley used these funds to exercise his 233,122 warrants to buy common stock at $2.50 per share. The balance of the note payable to Mr. Warley discussed above was netted against this note receivable and he made a cash payment of $95,000 leaving a balance of $453,641 at December 31, 1995. This amount was reflected in the financial statements as a reduction of stockholders' equity at December 31, 1995. This note was paid in full in September 1996 by offsetting the balance of $479,648 against the payment to Mr. Warley for his stock and options in Summit Petroleum Corporation (See Note B.).

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

  The amounts due from a related party at December 31, 1996, represents reimbursements due for certain acquisition and exploration costs from a limited partnership, formed in January, 1997, for which the Company served as general partner. Amounts due from a related party at December 31, 1997 represents amounts due from this partnership for property operations and drilling costs. The limited partnership group was initially comprised of 19 individuals of which 18 were also stockholders of the Company. In addition, two of these individuals are directors of the Company. During 1997, the Company's interest was assigned to the Company in the form of oil and gas property interests and, effective December 31, 1997 the Company withdrew from the partnership.

  During 1997, the Company acquired working interests from two directors and a partnership interest from one of these directors for cash consideration of $144,879 and 15,040 shares of common stock valued at $52,625.

NOTE G.  COMMITMENTS AND CONTINGENCIES

  The Company is involved in litigation arising in the ordinary course of business. Management believes the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

  The Company leases its executive office space and a field office under noncancellable operating leases expiring in 2002. Rental expense was $34,560 in 1995, $92,088 in 1996, and $93,988 in 1997. Future minimum rental commitments, as of December 31, 1997, for these leases are as follows:

                1998                   $117,216
                1999                    117,216
                2000                    117,216
                2001                    117,216
                2002                     78,144
                                       --------
                Total                   547,008
                                       --------

NOTE H.  INCOME TAXES

  The deferred tax assets and liabilities reflected in the consolidated balance sheets as December 31, 1997 and 1996 are as follows:

                                                          1997         1996
                                                       ----------   ----------
Deferred tax assets:
  Tax loss carry-forwards                              $1,214,957   $1,193,719
    Less valuation allowance                             (146,385)       -
  Other                                                    80,579        9,405
                                                       ----------   ----------
                                                        1,149,151    1,203,124
                                                       ----------   ----------
Deferred tax liabilities:
  Property and equipment                                   33,259      619,975
  Property held for sale                                    -          108,317
  Contracts and leases                                     67,699      143,876
                                                       ----------   ----------
                                                          100,958      872,168
                                                       ----------   ----------
Net deferred tax asset                                 $1,048,193   $  330,956
                                                       ----------   ----------

  For income tax purposes, the Company has net losses of approximately $2,963,000 available for carryforward which, if not utilized, will begin to expire in 2005. Management has determined that, based on future expectations, it is more likely than not that the Company's future taxable income will be sufficient to fully utilize these losses prior to their expiration. In addition, the Company has losses of approximately $610,000 which, if not utilized, will begin to expire in 1998. Management has determined that, based on future expectations, it is more likely than not, that approximately $431,000 of this amount will not be utilized and, accordingly, has established a valuation allowance.

  A reconciliation of the provision for income taxes to the income taxes computed using the federal statutory rate for the years 1997, 1996 and 1995 follows:

                                                   1997         1996       1995
                                                 ---------    -------    ---------
Amount computed using statutory tax              $(884,211)   $17,817    $(378,513)
Increase (reduction) in taxes resulting from:
  Valuation allowance against
   tax loss carry-forwards                         146,385      -            -
  Nondeductible expenses                            10,886      2,642        2,400
  All other                                          9,703      9,821         (128)
                                                 ---------    -------    ---------
Federal income tax (benefit)                     $(717,237)   $30,280    $(376,241)
                                                 ---------    -------    ---------

NOTE I.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996, is comprised of the following:

                                                    1997           1996
                                                -----------    -----------
     Producing oil and gas properties           $27,041,136    $25,809,221
     Non-producing oil and gas properties         1,582,364      1,127,605
     Transportation equipment                       215,749        282,532
     Computer equipment and software                244,138        229,155
     Office furniture and equipment                  96,732         94,299
     Land and buildings                              14,000         96,545
     Leasehold improvements                           1,347          9,014
     Wells in progress                               15,233        241,209
                                                -----------    -----------
                                                $29,210,699    $27,889,580
                                                -----------    -----------
                                                -----------    -----------

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

NOTE K.  OIL AND GAS INFORMATION

     Capitalized costs related to the Company's oil and gas producing activities are as follows:

                                                                1997           1996
                                                            -----------    -----------
     Proved producing properties subject to depreciation,
      depletion and amortization                            $27,041,136    $25,809,221
     Less accumulated depreciation, depletion and
      amortization                                           15,634,206     13,769,157
                                                            -----------    -----------
                                                             11,406,930     12,040,064
     Wells in progress                                           15,233        241,209
     Non-producing properties                                 1,582,364      1,127,605
                                                            -----------    -----------
     Net capitalized cost                                   $13,004,527    $13,408,878
                                                            -----------    -----------
                                                            -----------    -----------

     A summary of costs incurred in acquisition, development and exploration of oil and gas properties is as follows:

                                                           1997         1996          1995
                                                       ----------    ----------    ----------
     Incurred directly:
       Acquisition costs - Proven properties           $   57,116    $2,391,228    $  510,832
       Acquisition costs - Unproven properties            296,928       922,607       198,124
       Development costs                                1,645,774     2,368,448     2,011,634
       Exploration costs                                  849,534       766,855       198,453

     Share of limited partnership expenditures:
       Acquisition costs - Unproven properties         $  539,935    $      -      $      -
       Development costs                                  932,197           -             -
       Exploration costs                                    2,050           -             -

     Depreciation, depletion and amortization per equivalent barrel of oil produced (gas is converted to equivalent barrels at the rate of 6 mcf per barrel) are as follows:

                                                           1997         1996          1995
                                                       ----------    ----------    ----------
     Depreciation, depletion and amortization:
       Based on production                             $     4.95    $     2.91    $     2.73

NOTE L.  CASH FLOWS

     Supplemental disclosures of cash flow information are as follows:

                                                           1997         1996          1995
                                                       ----------    ----------    ----------
 Cash paid during the year for:
   Interest                                            $  896,760    $  625,948    $  560,456
   Income taxes                                        $      -      $      -      $   30,272
 Significant non-cash activities:
   Issuance of stock for property                      $   52,625    $      -      $      -
   Issuance of warrants to bank                        $      -      $      -      $   75,000
   Note receivable from sale of building               $      -      $      -      $  344,875
   Note payable from purchase of district
    office, warehouse and yard                         $      -      $      -      $   68,500
   Note receivable from officer/director
    for exercise of warrants, net of
    note payable                                       $      -      $      -      $  548,641
   Treasury stock contributed to ESOP                  $      -      $   26,462    $   12,989
   Development costs incurred, unpaid at
    year end                                           $      -      $  110,700    $      -
   Non-cash reduction in note receivable
    officer/director                                   $      -      $  479,648    $      -
   Proceeds from property sales
     not collected at year end                         $  563,757    $      -      $      -

NOTE M.  OIL AND GAS RESERVES (UNAUDITED)

     The estimates of the Company's proved oil and gas reserves, which are located entirely within the United States, were prepared in accordance with the guidelines established by the Securities and Exchange Commission and Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions, with no provision for price and cost escalators, except by contractual agreement. These estimates as of December 31, 1997 are based on evaluations prepared by Williamson Petroleum Consultants, Inc., Independent Petroleum Engineers. The estimates as of December 31, 1996 and 1995 are based on evaluations prepared by E. Ralph Green and Associates, Independent Petroleum Engineers.

     Management emphasizes that reserve estimates are inherently imprecise and are expected to change as new information is available and as economic conditions in the industry change.

CHANGES IN PROVED RESERVE QUANTITIES (UNAUDITED):

                                                        Oil (Bbls)     Gas (Mcf)
                                                        ----------    -----------
Proved reserves, December 31, 1994                      2,177,756     17,060,521
Extensions, discoveries and improved recovery             298,140        370,722
Revision of previous estimates                              8,285        760,412
Purchase of minerals-in-place                              70,080      1,545,859
Production                                               (166,652)    (1,268,772)
                                                        ---------     ----------
Proved reserves, December 31, 1995                      2,387,609     18,468,742
Sales of minerals-in-place                                 (1,521)       (16,519)
Extensions, discoveries and improved recovery             279,444        223,243
Revision of previous estimates                            171,677     (1,124,321)
Purchase of minerals-in-place                              44,528        327,466
Purchase of Summit                                        175,656      1,418,424
Production                                               (215,913)    (1,002,482)
                                                        ---------     ----------

Proved reserves, December 31, 1996                      2,841,480     18,294,553
Sales of minerals-in-place                               (252,087)    (1,826,629)
Extensions, discoveries and improved recovery             549,834        349,664
Revision of previous estimates                           (291,648)    (1,969,860)
Production                                               (192,580)      (988,109)
                                                        ---------     ----------

Proved reserves, December 31, 1997                      2,654,999     13,859,619
                                                        ---------     ----------

Proved developed reserves (UNAUDITED):

     December 31, 1995                                  1,918,557     14,131,580
     December 31, 1996                                  2,061,974     13,821,400
     December 31, 1997                                  1,732,544      9,533,072

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
  RELATING TO PROVED RESERVES (UNAUDITED):

                                               Years ended December 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       -----------   ------------   -----------
Future cash inflows                    $76,605,194   $139,037,425   $79,172,668
Future production costs                 34,210,308     51,857,027    38,818,603
Future development costs                 8,039,963      7,231,324     5,691,375
Future income taxes (a)                  5,521,700     18,372,157     7,360,573
                                       -----------   ------------   -----------
Future net cash flows                   28,833,223     61,576,917    27,302,117
Annual discount (10%) for estimated
 timing of cash flows                   13,251,251     29,984,568    13,001,409
                                       -----------   ------------   -----------
Standardized measure of discounted
 future net cash flows                 $15,581,972   $ 31,592,349   $14,300,708
                                       -----------   ------------   -----------

(a) Future income taxes are computed at current statutory rates on future net cash flows before income taxes less the income tax bases of the oil and gas properties, available loss carry-forwards, and statutory depletion carry-forwards.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE
  NET CASH FLOWS FROM PROVED RESERVES (UNAUDITED):

                                                               Years ended December 31,
                                                    --------------------------------------------
                                                        1997             1996            1995
                                                    ------------     -----------     -----------
Sales of oil and gas produced,
 net of production costs                            $ (2,398,872)    $(4,722,529)    $(2,386,779)
Net changes in price and production                  (20,928,554)     19,074,149       1,539,078
Previously estimated development costs incurred              -            35,190         120,474
Revisions of estimated future development costs         (202,755)        (84,478)        124,763
Revision of quantity estimates                        (2,752,686)        167,303         722,631
Purchases of minerals-in-place                               -           840,715       1,070,857
Acquisition of Summit                                        -         2,875,995             -
Sales of minerals-in-place                            (2,336,161)        (31,888)            -
Extensions and discoveries                             2,520,441       1,857,974       2,114,257
Net change in income taxes                             6,042,379      (4,838,537)       (514,350)
Accretion of discount                                  3,981,784       1,768,766       1,541,954
Changes in timing of estimated cash flows and other       64,047         348,981      (2,579,120)
                                                    ------------     -----------     -----------
Changes in standardized measure                      (16,010,377)     17,291,641       1,753,765
Standardized measure, beginning of year               31,592,349      14,300,708      12,546,943
                                                    ------------     -----------     -----------
Standardized measure, end of year                   $ 15,581,972     $31,592,349     $14,300,708
                                                    ------------     -----------     -----------

NOTE N.  SUBSEQUENT EVENT

  On April 9, 1998, the Board of Directors approved a plan to combine with Vista Resources Partners, L.P., a Midland, Texas based entity engaged in oil and gas exploration and production. Consummation of any transaction pursuant to these negotiations depends upon the satisfaction or waiver of a number of conditions, including, without limitation, shareholder approval, execution of a definitive agreement and receipt of a fairness opinion.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

  The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required in this item is incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  REPORTS ON FORM 8-K:  None

(b)  EXHIBITS:

  3.1*    Articles of Incorporation
  3.2*    Bylaws
  3.3**   Articles of Amendment to the Articles of Incorporation.
          (Previously filed as the same exhibit number with the Company's Annual
          Report on Form 10-KSB dated December 31, 1994, and incorporated herein by reference.)
  3.4     Amendment to Bylaws dated September 17, 1997
  4.1*    Specimen Common Stock Certificate
  4.2*    Warrant Agreement for $2.50 and $4.00 warrants
  4.4*    Specimen $4.00 Warrant Certificate
 10.1**   Credit agreement between the Company and First Union National
          Bank of North Carolina dated October 31, 1996  (Previously filed as the same exhibit number with the Company's Annual Report on Form
          10-KSB dated December 31, 1996.)
 10.2**   1994 Midland Resources, Inc. Long-Term Incentive Plan.
          (Previously filed as the same exhibit number the Company's Annual
          Report on Form 10-KSB dated December 31, 1994.)
 10.3**   Employment Contract between the Company and Deas H. Warley III dated January 1, 1995.  (Previously filed as the same exhibit number the Company's Annual Report on Form 10-KSB dated December 31, 1994.)
 10.9**   Agreement of Acquisition between the Company and Miresco, Inc.
          dated December 31, 1993.  (Previously filed as the same exhibit number with the Company's Current Report on Form 8-K dated December 31,
          1993.)
 10.14**  Sunburst Prospect Purchase and Sale Agreement, Stipulation of
          Interest and Exploration and Development Agreement dated July 14,
          1995, between the Company and Seneca Resources Corporation and
          Pathfinder Oil & Gas, Inc.  (Previously filed as the same exhibit number with the Company's Quarterly Report on Form 10-QSB dated
          June 30, 1995.)
 10.15**  Latigo Prospect Purchase and Sale Agreement, Stipulation of Interest
          and Exploration and Development Agreement dated July 14, 1995, between the Company and Seneca Resources Corporation and Pathfinder
          Oil & Gas, Inc.  (Previously filed as the same exhibit number with the Company's Quarterly Report on Form 10-QSB dated June 30, 1995.)
 10.16**  Lakota Prospect Purchase and Sale Agreement, Stipulation of Interest
          and Exploration and Development Agreement dated July 11, 1995, between the Company, AXEM - Blackbird L.L.C., Summit Petroleum
          Corporation and Pathfinder Oil & Gas, Inc.  (Previously filed as the same exhibit number with the Company's Quarterly Report on Form
          10-QSB dated June 30, 1995.)
 10.20**  Amendment to Employment Contract between the Company and Deas H.
          Warley III dated January 8, 1996 (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated
          December 31, 1996.)
 10.21**  Agreement and Plan of Merger between the Company, MRI Acquisition and
          Summit dated July 17, 1996 (Previously files as Exhibit 99.(a)(3)
          with the Company's Schedule 14D-1 dated July 18, 1996.)
 10.22**  Agreement of Limited Partnership of Chalk Mountain Exploration, LTD
          dated January 14, 1997, between the Company as General Partner and the limited partners named therein  (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated
          December 31, 1996.)
 10.23**  The Company's 1997 Board of Directors Stock Incentive Plan
          (Previously filed as the same exhibit number with the Company's Annual
          Report on Form 10-KSB dated December 31, 1996.)
 10.24**  Purchase and Sale Agreement between the Company and Redfish Bay
          Development Corporation and PI Energy Corporation dated effective
          February 1, 1997  (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1996.)
 10.25**  Warrant to purchase 10,000 shares of Common Stock issued to Sam R.
          Brock, dated October 23, 1996  (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
          31, 1996.)
 10.26**  Promissory Note dated December 15, 1995, by Deas H. Warley III as maker, and the Company in the principal amount of $582,805 and repaid
          September 19, 1996  (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1996.)
 10.27    Revolving Credit Agreement between the Company and Compass Bank dated
          December 17, 1997
 10.28    Amendment to Credit Agreement with Compass Bank dated March 26, 1998
 10.29    Amendment to Credit Agreement with Compass Bank dated April 14, 1998
 21       Subsidiaries of the registrant
 23.1     Consent of Ernst & Young LLP, independent auditors dated April 14,
          1998
 23.2     Consent of Grant Thornton LLP, independent auditors dated April 14,
          1998

-------------
   * Previously filed as the same exhibit number with the Company's Registration Statement on Form 10 and incorporated herein by reference.
  ** Incorporated herein by reference as indicated.

                                  SIGNATURES

  Pursuant to the requirements of Section 12 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MIDLAND RESOURCES, INC.




Date: April 15, 1998                By: /s/ Robert R. Donnelly
                                       -------------------------------------
                                    Robert R. Donnelly, President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Date: April 15, 1998                By: /s/ Robert R. Donnelly
                                       -------------------------------------
                                    Robert R. Donnelly, President
                                    Director


Date: April 15, 1998                By: /s/ Howard E. Ehler
                                       -------------------------------------
                                    Howard E. Ehler, Chief Financial Officer,
                                    Vice President


Date: April 15, 1998                By:
                                       -------------------------------------
                                    Deas H. Warley III, Director


Date: April 15, 1998                By: /s/ Sam R. Brock
                                       -------------------------------------
                                    Sam R. Brock, Director


Date: April 15, 1998                By: /s/ Wayne M. Whitaker
                                       -------------------------------------
                                    Wayne M. Whitaker, Chairman,
                                    Director


Date: April 15, 1998                By: /s/ Darrell M. Dillard
                                       -------------------------------------
                                    Darrell M. Dillard, Director

                              INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
  EXHIBIT                                                                               NUMBERED
    NO.                               EXHIBIT                                             PAGE
------------                          -------                                           --------
  3.1*       Articles of Incorporation
  3.2*       Bylaws
  3.3**      Articles of Amendment to the Articles of Incorporation.
             (Previously filed as the same exhibit number with the Company's Annual
             Report on Form 10-KSB dated December 31, 1994, and incorporated herein by reference.)
  3.4        Amendment to Bylaws dated September 17, 1997
  4.1*       Specimen Common Stock Certificate
  4.2*       Warrant Agreement for $2.50 and $4.00 warrants
  4.4*       Specimen $4.00 Warrant Certificate
 10.1**      Credit agreement between the Company and First Union National
             Bank of North Carolina dated October 31, 1996  (Previously filed as the same exhibit number with the Company's Annual Report on Form
             10-KSB dated December 31, 1996.)
 10.2**      1994 Midland Resources, Inc. Long-Term Incentive Plan.
             (Previously filed as the same exhibit number the Company's Annual
             Report on Form 10-KSB dated December 31, 1994.)
 10.3**      Employment Contract between the Company and Deas H. Warley III dated January 1, 1995.  (Previously filed as the same exhibit number the Company's Annual Report on Form 10-KSB dated December 31, 1994.)
 10.9**      Agreement of Acquisition between the Company and Miresco, Inc.
             dated December 31, 1993.  (Previously filed as the same exhibit number with the Company's Current Report on Form 8-K dated December 31,
             1993.)
 10.14**     Sunburst Prospect Purchase and Sale Agreement, Stipulation of
             Interest and Exploration and Development Agreement dated July 14,
             1995, between the Company and Seneca Resources Corporation and
             Pathfinder Oil & Gas, Inc.  (Previously filed as the same exhibit number with the Company's Quarterly Report on Form 10-QSB dated
             June 30, 1995.)
 10.15**     Latigo Prospect Purchase and Sale Agreement, Stipulation of Interest
             and Exploration and Development Agreement dated July 14, 1995, between the Company and Seneca Resources Corporation and Pathfinder
             Oil & Gas, Inc.  (Previously filed as the same exhibit number with the Company's Quarterly Report on Form 10-QSB dated June 30, 1995.)
 10.16**     Lakota Prospect Purchase and Sale Agreement, Stipulation of Interest
             and Exploration and Development Agreement dated July 11, 1995, between the Company, AXEM - Blackbird L.L.C., Summit Petroleum
             Corporation and Pathfinder Oil & Gas, Inc.  (Previously filed as the same exhibit number with the Company's Quarterly Report on Form
             10-QSB dated June 30, 1995.)
 10.20**     Amendment to Employment Contract between the Company and Deas H.
             Warley III dated January 8, 1996 (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated
             December 31, 1996.)
 10.21**     Agreement and Plan of Merger between the Company, MRI Acquisition and
             Summit dated July 17, 1996 (Previously files as Exhibit 99.(a)(3)
             with the Company's Schedule 14D-1 dated July 18, 1996.)
 10.22**     Agreement of Limited Partnership of Chalk Mountain Exploration, LTD
             dated January 14, 1997, between the Company as General Partner and the limited partners named therein  (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated
             December 31, 1996.)
 10.23**     The Company's 1997 Board of Directors Stock Incentive Plan
             (Previously filed as the same exhibit number with the Company's Annual
             Report on Form 10-KSB dated December 31, 1996.)
 10.24**     Purchase and Sale Agreement between the Company and Redfish Bay
             Development Corporation and PI Energy Corporation dated effective
             February 1, 1997  (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1996.)
 10.25**     Warrant to purchase 10,000 shares of Common Stock issued to Sam R.
             Brock, dated October 23, 1996  (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
             31, 1996.)

 10.26**     Promissory Note dated December 15, 1995, by Deas H. Warley III as maker, and the Company in the principal amount of $582,805 and repaid
             September 19, 1996  (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1996.)
 10.27       Revolving Credit Agreement between the Company and Compass Bank dated
             December 17, 1997
 10.28       Amendment to Credit Agreement with Compass Bank dated March 26, 1998
 10.29       Amendment to Credit Agreement with Compass Bank dated April 14, 1998
 21          Subsidiaries of the registrant
 23.1        Consent of Ernst & Young LLP, independent auditors dated April 14,
             1998
 23.2        Consent of Grant Thornton LLP, independent auditors dated April 14,
             1998

-------------
   * Previously filed as the same exhibit number with the Company's Registration Statement on Form 10 and incorporated herein by reference.
  ** Incorporated herein by reference as indicated.