Form 10KSB40/A
period 1997-12-31
MIDLAND RESOURCES INC /TX/
filed 1998-04-30
CIK 868424

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-KSB\A
                                  AMENDMENT NO. 1

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                           COMMISSION FILE NUMBER 0-18836

                              MIDLAND RESOURCES, INC.
                   (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               TEXAS                                     75-2286814
     (STATE OF INCORPORATION)               (IRS EMPLOYER IDENTIFICATION NUMBER)

  616 F.M. 1960 WEST, SUITE 600
          HOUSTON, TEXAS                                   77090
      (ADDRESS OF PRINCIPAL                              (ZIP CODE)
       EXECUTIVE OFFICES)

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

                    DOCUMENTS INCORPORATED BY REFERENCE
                                         None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required in this item for the Company's executive officers can be found under Item 1A of this Form 10-KSB.

                                   DIRECTOR        POSITION HELD WITH THE
NAME (AND AGE)                     SINCE                    COMPANY
---------------------------------------------------------------------------
Deas H. Warley III (55)            1990                Director

Robert R. Donnelly (49)            1990                Director, President

Darrell M. Dillard (50)            1994                Director

Sam R. Brock (52)                  1995                Director

Wayne M. Whitaker (50)             1996                Director, Chairman

DEAS H. WARLEY III

     Deas H. (Gene) Warley III has been employed in the oil and gas industry since 1979. Mr. Warley was the Chairman and President of the Company form its inception in July 1990 until March 27, 1998. Mr. Warley was the Chairman and President of Summit Petroleum Corporation, a public oil and gas corporation until acquired by the Company in December 1996. Mr. Warley received a Bachelor of Science Degree in Engineering from Arizona State University in 1971 and Master of Science Degree in Engineering from the Air Force Institute of Technology in 1973. Mr. Warley is a registered Professional Engineer in the state of Texas. He is a member of the Independent Petroleum Association of America, the Permian Basin Petroleum Association, the North Texas Oil and Gas Association, the Society of Petroleum Engineers and the National Petroleum Counsel.

ROBERT R. DONNELLY

     Robert R. Donnelly was elected a director of the Company in July 1990 and President on March 27, 1998. Mr. Donnelly has been the Corporate Vice President and Treasurer of Eastland Oil Company since 1988, responsible for gas contracts, land department, accounting and administration; from 1985 until 1988 Vice President in charge of land management; and from 1983 until 1985 he was land manager and in charge of partnership relations. Mr. Donnelly has 18 years of experience in various domestic and international land and land management positions with major and independent oil and gas companies. He graduated from the University of Texas in 1973 with a Bachelor of Arts Degree in Economics and is a Certified Professional Landman. He has served as Director of the Independent Petroleum Association of America, the Permian Basin Association of Petroleum Landsmen, and the West Texas Producers Forum.

DARRELL M. DILLARD

     Darrell M. Dillard was elected as a director in July 1994. He was Vice President from April 1995 and Chief Financial Officer from December, 1995, in each case until February 1997. He is an independent Certified Public Accountant who has been engaged in public and industry accounting for the oil and gas industry in Midland, Texas since 1980. Prior to 1980, Mr. Dillard worked for the U.S. Department of Treasury. He served from 1981 to 1982 on the board of directors and as treasurer for a large independent oil and gas exploration and production company with operations in various states. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the

Petroleum Accountants Society, and the Independent Petroleum Association of America. Mr. Dillard graduated from Midwestern State University with a Bachelor's degree in Business Administration in Accounting in 1975.Mr. Dillard has been a director of Summit Petroleum Corporation since 1995.

SAM R. BROCK

     Sam R. Brock was elected as a director on April 10, 1995. He has been active in the oil and gas industry since 1974. From February 1994 until the present he has owned and operated NRG Consultants, Inc., a commercial crude oil trading and transportation consulting company and since June 1997 he has been an officer of Citation Crude Oil Marketing, Inc. a crude oil purchasing company. From 1987 until 1994 he was Vice President-Gathering Division of Phibro Energy USA, Inc., a subsidiary of Solomon Brothers, Inc. From 1980 until 1986 he was President and majority shareholder of NRG Gathering Company a private oil and gas gathering company that was sold in 1986 to Tesoro Petroleum Corporation.
Mr. Brock graduated from Texas Tech University with a Bachelor's degree in marketing in 1969.

WAYNE M. WHITAKER

     Mr. Whitaker was elected as a director in January 1996, Chairman of the Company on March 27, 1998 and has been a partner in the firm Michener, Larimore, Swindle, Whitaker, Flowers, Sawyer, Reynolds & Chalk, L.L.P. (and its predecessor firms) since 1978. He received his business and law degrees from Baylor University in 1971, and his Master of Laws from Southern Methodist University in 1972. From 1972 until 1978 he worked for the Securities and Exchange Commission in Fort Worth, Texas. Mr. Whitaker has been a director of Summit Petroleum Corporation since 1995.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     To the Company's knowledge, based solely on the Company's review of the copies of Forms 3, 4 and 5 filed with the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company believes there were no late reports for 1997.

ITEM 10. EXECUTIVE COMPENSATION

     None of the officers of the Company receive direct compensation from the Company for their service in those capacities. Officers of the Company are also officers of Midland Resources Operating Company, Inc. ("MRO", a subsidiary of the Company) and receive compensation from that company. As reflected in the table below, Mr. Warley was the chief executive officer of the Company and no other officer of the Company received salary and bonus of $100,000 or more during 1997.

                          SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------
                             Annual Compensation
-------------------------------------------------------------------------------
                                                 Other Annual       All Other
   Name and Principal                 Salary     Compensation     Compensation
       Position          Year           ($)         ($)(1)           ($)(2)
-------------------------------------------------------------------------------
                         1997         214,419          0            10,300 (3)
 Deas H. Warley III   ---------------------------------------------------------
  President,             1996         224,840        5,693          17,774
  Chairman(4)         ---------------------------------------------------------
                         1995         217,350        8,797          19,071
-------------------------------------------------------------------------------

(1) Amounts deferred at the election of the named executive officer pursuant to a plan established under Section 401(k) of the Internal Revenue Code.
(2) For 1997 includes, discretionary amounts contributed by Company under the plan established under Section 401(k) of the Internal Revenue Code of $0 for Mr. Warley.
(3) Includes Director fees of $300 and health care reimbursement of $10,000 for 1997.
(4)  Mr. Warley's position as president and chairman terminated March 27, 1998.


     Mr. Warley's employment contract and his ceasing to be president and chairman is described under "Certain Transactions."

     The Company, through MRO has a plan (including an employee stock ownership plan provision) adopted under Section 401(k) of the Internal Revenue Code that is open to all employees.

     FISCAL YEAR-END OPTION VALUES. The following table provides the specified information for the Company's chief executive officer during 1997. Mr. Warley's option exercise price is $2.375 per share and the closing sales price of the Common Stock on December 31, 1997 was $2.125.

--------------------------------------------------------------------------------
                                                 Number of           Value of
                                                 Securities        Unexercised
                        Shares                   Underlying        In-the-Money
                     Acquired on    Value    Unexercised Option     Options at
Name                   Exercise    Realized     at FY-End (#)       FY-End ($)

                                                Exercisable/       Exercisable/
                                               Unexercisable      Unexercisable
--------------------------------------------------------------------------------
Deas H. Warley  III      0            0           15,000/0            $0/0
--------------------------------------------------------------------------------

     DIRECTOR COMPENSATION. During the first quarter of 1997, directors who were not officers or employees of the Company each received a fee of $3,000, and directors who were employees or officers of the Company received $100 per meeting, and each director was reimbursed for expenses incurred in attending meetings. The Company also had the 1995 Directors' Stock Option Plan until February 1997, under which directors who were not employees of the Company received options to acquire an aggregate of 20,000 shares at $2.75 per share and 30,000 at $3.75 per share. Effective February 25, 1997 the Board adopted the 1997 Board of Directors Stock Incentive Plan, terminated the 1995 Directors' Stock Option Plan and terminated the $3,000 quarterly director's fee effective beginning with the second quarter of 1997. Each non-employee director received $3,000 as a directors fee in 1997 and Mr. Warley received a total of $300 for directors fees in 1997. The Company's shareholders ratified the 1997 Board of Directors Stock Incentive Plan at the 1997 Annual Meeting of Stockholders held May 29, 1997.

     Options to the below listed individuals have been granted on the terms indicated. Options to purchase certain shares of the Company's Common Stock ("Shares") upon the attainment of specified criteria are denominated "Bonus Options". On February 25, 1997 the date of the grant of the options, the last reported trade of the Company's common stock as reported in THE WALL STREET JOURNAL for NASDAQ Small-Cap Issues was $3.75 and at December 31, 1997 such last reported trade was $2.125.

                        NUMBER OF     NUMBER OF BONUS
NAME                  OPTION SHARES    OPTION SHARES   EXERCISE PRICE  EXPIRATION
----                  -------------   ---------------  --------------  ----------
Darrell M. Dillard(1)    200,000           50,000           $3.00       03/31/02
Robin R. Donnelly(1)     200,000           50,000           $3.00       03/31/02
Wayne M. Whitaker(1)     200,000           50,000           $3.00       03/31/02
Sam R. Brock(1)          200,000           50,000           $3.00       03/31/02
John Q. Adams(2)         150,000           25,000           $3.00       03/31/02
Marilyn D. Wade(3)        50,000           10,000           $3.00       03/31/02

------------
(1)  Director
(2)  Advisory member of Board of Directors
(3)  Corporate Secretary, employee

VESTING SCHEDULE:

25% of the Option Shares vest and become exercisable upon the Shares trading three out of five consecutive trading days at or above $6.50;
50% of the Option Shares vest and become exercisable upon the Shares trading three out of five consecutive trading days at or above $7.50;
25% of the Option Shares vest and become exercisable upon the Shares trading three out of five consecutive trading days at or above $8.50; and
100% of the Bonus Option Shares vest and become exercisable upon the Shares trading three out of five consecutive trading days at or above $10.00.

     During 1997 Shares traded three out of five consecutive trading days at or above $6.50 and 25% of the Option Shares vested and became exercisable subject to the further restrictions as follows:

(a)  No Option Shares may be exercised prior to March 1, 1998;
(b) Up to 1/3 of Option Shares that have vested may be exercised at any time on and after March 1, 1998;
(c) Up to an additional 1/3 of Option Shares that have vested may be exercised at any time on and after March 1, 1999;
(d) Up to an additional 1/3 of Option Shares that have vested may be exercised at any time on and after March 1, 2000; and
(e)  Bonus Option Shares that have vested may be exercised at any time.

     Notwithstanding the above vesting schedule, all Options, including Bonus Options, vest and become exercisable upon a Change in Control. The term "Change in Control" shall mean (i) if (A) Deas H. Warley III shall have beneficial ownership of fewer than 40% of the number of shares of Common Stock (on a fully diluted basis) beneficially owned by him on January 1, 1997, after taking into account any subdivision or combination of Common Stock, at any time prior to the first anniversary of the grant of the Options, or (B) at any time prior to the second anniversary of the grant of the Options Deas H. Warley III shall have beneficial ownership of fewer than 30% of the number of shares of Common Stock beneficially owned by him on January 1, 1997, after taking into account any subdivision or combination of Common Stock, (it being understood that Deas H. Warley III shall be deemed to have beneficial ownership of any shares held by any member of his immediate family or the trustee of any trust created for the benefit of any such family member), or (ii) the acquisition in one or more transactions of Common Stock by any Person or group (within the meaning of Section 13(d)(3) of the Exchange Act) together with any affiliate of such Person or member of such group of beneficial ownership, direct or indirect, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding voting securities or that amount of securities of the Company entitling such Person or group to elect a majority of the members of the board of directors of the Company, or (iii) the sale, transfer or other disposition in one or more transactions of all or substantially all of the assets of the Company or (iv) the merger or consolidation of the Company with or into another Person, other than a wholly-owned subsidiary of the Company or (v) the Company proceeds to acquire its Common Stock (or undertakes a corporate reorganization or recapitalization or other action) if the effect of such acquisition (or other action) would be either (1) to reduce substantially or to eliminate any public market for the shares of the Company's Common Stock or (2) to remove the Company from registration under the Securities Exchange Act of 1934 ("Exchange Act") or (3) to require the Company to make a filing under Section 13(e) of the Exchange Act or (4) to cause a delisting of the Company's Common Stock from the National Association of Securities Dealers, Inc. Automated Quotation System (unless such stock is delisted as a result of being listed on a national securities exchange) or to cause a delisting of the Company's Common Stock from a national securities exchange, or (vi) either the Company and/or one or more of the significant subsidiaries of the Company is materially or completely liquidated or is the subject of any voluntary or involuntary dissolution or winding up.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 27, 1998, certain information regarding beneficial ownership of Common Stock by (a) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, (b) each director of the Company, and all directors and officers as a group.

                                                       AMOUNT & NATURE  PERCENT OF
               NAME AND ADDRESS                         OF BENEFICIAL  OUTSTANDING
             OF BENEFICIAL OWNER                          OWNERSHIP       SHARES
             -------------------                          ---------       ------
Deas H. Warley III(1)(2)(3). . . . . . . . . . . . . .      829,017        18.04%
 8920 Woodlane, Magnolia, Texas 77354

Robbie Jean Warley(1)(3) . . . . . . . . . . . . . . .      784,383        17.07%
 94 Mountain Road, Glastonbury, Conn.  06033

Robert R. Donnelly(1)(2)(4). . . . . . . . . . . . . .       42,965          .95%
 415 West Wall, Suite 1415, Midland, Texas 79701

Sam R. Brock(1)(2)(4). . . . . . . . . . . . . . . . .       41,665          .92%
 2277 S. Kirkwood, Suite 401, Houston, Texas 77077

Darrell M. Dillard(1)(2)(4). . . . . . . . . . . . . .       96,305          2.12%
 415 West Wall, Suite 1510, Midland, Texas 79701

Wayne M. Whitaker(2) . . . . . . . . . . . . . . . . .       39,965           .89%
 301 Commerce Street, Suite 3500, Fort Worth, Texas 76102

John Q. Adams(1)(5). . . . . . . . . . . . . . . . . .      249,900          5.58%
 2350 Airport Frwy, Suite 280, Bedford, Texas 76022

All officers and directors as a group. . . . . . . . .    1,097,083         22.72%
 (7 persons)

---------------
(1) All shares, options and warrants included within these amounts are owned directly and of record.

(2)  Director.
(3) Includes 116,561 shares upon the exercise of $4.00 Warrants and options to acquire 15,000 shares, each of which are exercisable upon less than 60 days notice.
(4) Includes stock options as follows: Donnelly, 41,665; Brock, 31,665; Dillard, 76,665; and Whitaker, 26,665; each of which are exercisable upon less than 60 days notice. In addition Mr. Brock has a warrant to acquire
    10,000 shares that is immediately exercisable.
(5) The Board created and Mr. Adams was elected to the position of an advisory director of the Company in March, 1996. The position of an advisory director is not compensated, does not confer any rights to vote on any matter being considered by the board and can be terminated at any time.

The Company is not aware of any contractual arrangement the operation of which may at any subsequent date result in a change in control of the Company. The 1997 Board of Directors Stock Incentive Plan has a provision for acceleration of vesting and exercisability upon a change in control, which could result in the acceleration of vesting and immediate exercisability of 1,151,667 shares that are not already vested and immediately exercisable. On July 25, 1994, the shareholders approved an Amendment to Article Four of the Company's Articles of Incorporation, which authorizes the Company to issue up to 20,000,000 shares of $.01 par value preferred stock. Pursuant to the amendment, the Board of Directors are empowered, without the necessity of further action or authorization by the stockholders (unless required in a specific case by applicable laws, regulations or stock exchange rules), to cause the Company to issue preferred stock from time to time in one or more series, and to fix by resolution the relative rights and preferences of each series. Each series of preferred stock will rank senior to the Company's common stock with respect to dividends and liquidation rights.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Transactions between the Company and related parties are as follows:

     (1) During 1996 the Company conducted a cash tender offer for all of the common stock and options of Summit Petroleum Corporation ("Summit"), a public oil and gas corporation of which Mr. Warley was President, Treasurer and Chairman and owned approximately 37.5 percent of its common stock, and Darrell
M. Dillard and Wayne M. Whitaker were directors, shareholders and option holders. The Company completed the acquisition of Summit through a merger with a wholly owned subsidiary in December 1996. The Company received a fairness opinion regarding the tender offer price of $.70 per share (net of any option exercise prices). As a result of this offer Messrs. Warley, Dillard and Whitaker received total proceeds of $660,000, $31,875 and $49,375, respectively.

     (2) $479,647 of the proceeds due Mr. Warley from the Summit tender offer discussed above, were used to repay the balance outstanding under a promissory note of Mr. Warley due the Company that was entered into in December, 1995, whereby Mr. Warley borrowed $582,805 under an eighteen month term note bearing 7.5% interest, secured by 287,947 shares of the Company's common stock. The original proceeds of this loan were used by Mr. Warley to exercise 233,122 warrants to buy common stock at $2.50 per share that were received in 1990 upon the formation of the Company.

     (3) The Company purchased a building and land in Midland County, Texas for $78,996 from Mr. Warley and another individual for use as a district office, effective November 1, 1995. Mr. Warley and the other individual each financed 50% of the purchase price less the down payment of $10,496. The two $34,250 ten year notes bore interest at 7.5% and were payable in equal monthly installments of $407, each. The cost to the Company was based on an independent written appraisal and certain improvements completed before the property was purchased. The balance of the note payable to Mr. Warley was netted against his $582,805 note payable discussed above, together with a cash payment of

$95,000, leaving a balance of $453,641 on Mr Warley's note due the Company.

     (4) Until the Company acquired Summit, MRO had a management agreement with Summit. Total management fees charged Summit for 1996 were $45,000.

     (5) Mr. Warley had a five year employment contract with the Company that was terminated by the Board of Directors on March 27, 1998. As of that date the employment contract provided for an annual salary of $247,963 with a minimum five percent semi-annual adjustment. Mr. Warley waived such adjustments for 1997. In addition the contract provided for medical reimbursement of up to $10,000 for non-insurance covered medical expenses, disability payments of one-half the annual salary for ten years and a covenant not to compete with the Company for six months. The term of the agreement extended for an additional five years each January 1, unless notice was given by either Mr. Warley or the Company. The Company is currently in negotiations with Vista Resources, Inc., a privately held Texas corporation located in Midland, Texas for both companies to merge into a new company to be publicly held. Pending definitive agreements being negotiated in that transaction, which are expected to address any claims Mr. Warley and the Company may have regarding the termination of his employment agreement, the Company and Mr. Warley have agreed to the Company paying Mr. Warley one-half of his former monthly salary and providing him the use of a Company vehicle.

     (6) Mr. Whitaker, a director since 1996, is a partner in the law firm of Michener, Larimore, Swindle, Whitaker, Flowers, Sawyer, Reynolds & Chalk, L.L.P. During 1997 and 1996 the Company paid $126,278 and $85,749 respectively, to that firm for legal services and costs.

     (7) Mr. Dillard, a director since 1994, served as Chief Financial Officer during the period October 31, 1995 until February 1997. The Company paid Mr. Dillard $46,001 and $4,000 respectively, during 1997 and 1996 for accounting and consulting services, and officer compensation of $66,543 in 1996.

     (8) Mr. Donnelly, a director since 1990, was until November 1997 a partner in EOC Services Co., which provided oilfield services to the Company and that firm was paid $26,449 in 1997.

     (9) Mr. Brock, a director since 1995, is an officer of Citation Crude Oil Marketing, Inc. a company which provided crude oil marketing services to the Company in 1997 and that firm was paid $14,000.

     (10) On January 14, 1997 the Company formed Chalk Mountain Exploration, Ltd. ("Partnership"), a Texas limited partnership, and became its general partner, and sold to that limited partnership certain 3-D seismic data and related leases. With respect to the specific 3-D seismic project, the Company sold that data and 100% of its interest in the related leases for $383,975 which represented its total cost in such project. In addition to providing the funding for the purchase of the 3-D seismic data and lease costs, the limited partners provided $366,025 to drill the first exploratory well to completion, with the Company providing $407,597 for 100% of the completion costs. After the initial exploratory well, the Company and the limited partners shared costs equally. In exchange for providing the initial $750,000 of funding to the Partnership, the limited partners received 50% of its profits and the Company as general partner received 50%. Two additional exploratory wells and one development well were drilled in 1997 with the Company bearing 50% of the cost of the drilling of these wells ($958,164) and the limited partners bearing 50% of such costs, with the limited partners electing not to participate in the completion of one such exploratory well. Further the Company contributed $406,250 as its 50% of additional acreage costs in 1997. Messrs. Dillard, Whitaker and Adams were limited partners. The Company acts as operator on the leases and supervises the drilling of any wells, for which it receives fees from the limited partnership which are customary within the industry. Effective July 1, 1997 the Company and Mr. Dillard exchanged substantially all their partnership interests for the direct assignment of an equivalent working interest in the related leases and Mr. Whitaker exchanged all of his Partnership interest in exchange for an equivalent working interest. Thereafter effective October 1, 1997 Messrs. Whitaker and Dillard sold their working interests in the related wells and leases to the Company for $57,848 and $87,031 and 5,000 unregistered shares and 10,040 unregistered shares respectively. Mr. Dillard's sale also included his remaining limited partner interest in the Partnership. Effective December
31, 1997 the Company withdrew as the General Partner and conveyed all of its Partnership interest back to the Partnership in settlement of a dispute involving reimbursement of the cost of a well drilled through a zone not owned by the Partnership.

                                    SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MIDLAND RESOURCES, INC.


Date:  April 30, 1998                  By:  /s/ Robert R. Donnelly
                                            ----------------------------------
                                            Robert R. Donnelly, President