Form 10QSB
period 1998-03-31
MIDLAND RESOURCES INC /TX/
filed 1998-05-14
CIK 868424

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                 FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                        Commission file number 0-18836


                           MIDLAND RESOURCES, INC.
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            TEXAS                                        75-2286814
(STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
      OF INCORPORATION)                            IDENTIFICATION NUMBER)


             616 F.M. 1960 West, Suite 600, Houston, Texas 77090
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Common Stock, $.001 par value: 4,463,499 shares outstanding at May 12, 1998

                            MIDLAND RESOURCES, INC.



                              TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

    Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and
    December 31, 1997                                                       3

    Unaudited Consolidated Statements of Operations for the three
    month periods ended March 31, 1998 and March 31, 1997                   5

    Unaudited Consolidated Statements of Cash Flows for the three
    month periods ended March 31, 1998 and March 31, 1997                   6

    Notes to Unaudited Financial Statements                                 7

    Management's Discussion and Analysis or Plan of Operation               9



PART II.  OTHER INFORMATION                                                11


SIGNATURES                                                                 12

PART I - FINANCIAL INFORMATION

                             MIDLAND RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                  March 31,           December 31,
                                                    1998                  1997
                                              -------------           ------------
                                                (Unaudited)
ASSETS

Current assets:
  Cash                                        $    121,946           $    150,890
  Accounts receivable:
     Oil and gas sales                             476,803                670,093
     Related parties                               109,111                 60,822
     Sales of properties                             -                    563,757
     Property operations and other                 416,938                296,052
  Property held for sale                           200,000                200,000
  Other current assets                              70,891                 57,531
  Deferred tax asset                                37,000                 37,000
                                              ------------           ------------

     Total current assets                        1,432,689              2,036,145

Property and equipment, at cost, partially
 pledged:
  Oil and gas properties and equipment,
   using successful efforts method              28,981,661             28,623,500
  Transportation equipment                         215,749                215,749
  Computer equipment and software                  244,138                244,138
  Office furniture and equipment                    98,019                 96,732
  Land, building and leasehold improvements         15,347                 15,347
  Wells in progress                                124,779                 15,233
  Less accumulated depreciation, depletion
   and amortization                            (16,279,676)           (15,975,838)
                                              ------------           ------------

     Property and equipment, net                13,400,017             13,234,861

Other assets:
  Deferred tax asset                             1,120,941              1,011,193
  Goodwill, net of amortization                    713,912                720,584
  Contracts and leases, net of amortization        193,769                199,116
  Note receivable                                  298,786                302,490
  Other                                            171,691                116,094
                                              ------------           ------------

  Total assets                                $ 17,331,805           $ 17,620,483
                                              ------------           ------------
                                              ------------           ------------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MIDLAND RESOURCES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                    March 31,             December 31,
                                                      1998                    1997
                                                  -------------           ------------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt             $   134,000            $   583,481
     Accounts payable and accrued expenses           1,343,301                981,202
                                                   -----------            -----------

     Total current liabilities                       1,477,301              1,564,683

Long-term debt                                       9,107,188              9,115,370
Payable for the purchase of subsidiary                 213,639                221,404
                                                   -----------            -----------

     Total liabilities                              10,798,128             10,901,457

Stockholders' equity:
     Preferred stock, par value $0.01 per share;
      20,000,000 shares authorized; none issued          -                      -
     Common stock, par value $0.001 per share;
      80,000,000 shares authorized; 4,463,499
      shares issued at March 31, 1998 and
      December 31, 1997                                  4,463                  4,463
     Additional paid in capital                      8,487,801              8,487,801
     Unearned compensation                            (136,817)              (164,516)
     Retained earnings (deficit)                    (1,821,770)            (1,608,722)
                                                   -----------            -----------

Total stockholders' equity                           6,533,677              6,719,026
                                                   -----------            -----------

Total liabilities and stockholders' equity         $17,331,805            $17,620,483
                                                   -----------            -----------
                                                   -----------            -----------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                               MIDLAND RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months ended March 31,
                                                  ----------------------------------
                                                      1998                  1997
                                                  -----------            -----------
                                                  (Unaudited)            (Unaudited)
Operating revenue:
     Oil and gas sales                             $1,155,062            $1,828,255
     Property operator fees                            26,720                27,079
     Other                                              8,945                 2,805
                                                  -----------            ----------

          Total operating revenue                   1,190,727             1,858,139

Operating costs and expenses:
     Oil and gas production                           730,463               737,489
     Exploration costs                                  3,126                 8,555
     Abandonments                                      34,086                  -
     Depreciation, depletion and amortization         315,859               314,781
     General and administrative                       232,015               333,849
                                                  -----------            ----------

          Total operating costs and expenses        1,315,549             1,394,674
                                                  -----------            ----------

                                                     (124,822)              463,465
Other income (expenses):
     Gain on sale of property and equipment             -                   351,079
     Interest  and other income                         7,297                 9,956
     Interest expense                                (205,271)             (212,637)
                                                  -----------            ----------

          Total other income and expenses            (197,974)              148,398
                                                  -----------            ----------

Income (loss) before income taxes                    (322,796)              611,863

Deferred federal income tax expense (benefit)        (109,748)              206,125
                                                  -----------            ----------

Net income (loss)                                  $ (213,048)           $  405,738
                                                  -----------            ----------

Earnings (loss) per share:
     Basic                                         $    (0.05)           $     0.09
                                                  -----------            ----------
     Diluted                                       $    (0.05)           $     0.09
                                                  -----------            ----------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                          MIDLAND RESOURCES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three months ended March 31,
                                                    -----------------------------
                                                       1998             1997
                                                    -----------      ------------
                                                    (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                $(213,048)     $   405,738
   Deferred federal income tax expense (benefit)     (109,748)         206,125
   Depreciation, depletion and amortization           315,859          314,781
   Gain on sale of property and equipment                -            (351,079)
   Decrease in accounts receivable                     24,115           85,201
   Increase in accounts payable relating
    to operations                                     362,099          612,635
   Increase in other current assets                   (13,360)         (56,323)
   Non-cash stock based compensation                   27,699           43,078
   Other                                               12,257            8,010
                                                    ---------      -----------

   Net cash provided by operating activities          405,873        1,268,166

Cash flows from investing activities:
   Proceeds from sales of property and equipment      563,757        1,649,407
   Additions to property and equipment               (468,994)        (980,292)
   Payments to minority interests in Summit            (7,765)         (97,025)
   Investments in limited partnership                    -            (602,532)
   Cost reimbursement from limited partnership           -             360,479
   Other                                              (67,855)            -
                                                    ---------      -----------

   Net cash provided by investing
    activities                                         19,143          330,037

Cash flows from financing activities:
   Exercise of stock options and warrants                -              32,813
   Collection on note receivable                        3,703            3,420
   Long-term borrowings                               100,000          406,250
   Principal payments on long-term debt              (557,663)      (1,671,614)
   Repayment of drilling advances                        -            (393,254)
                                                    ---------      -----------

   Net cash used in financing
    activities                                       (453,960)      (1,622,385)
                                                    ---------      -----------

Net decrease in cash                                  (28,944)         (24,182)
Cash, beginning of the period                         150,890          366,677
                                                    ---------      -----------

Cash, end of period                                 $ 121,946      $   342,495
                                                    ---------      -----------
                                                    ---------      -----------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                            MIDLAND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BASIS OF PRESENTATION

     Midland Resources, Inc. ("Company"), was organized in 1990 with the issue of common stock and warrants in exchange for oil and gas partnership interests. The Company and its wholly owned subsidiaries are headquartered in Houston, Texas. The Company is involved in the acquisition, exploration, development and production of oil and gas and owns producing properties and undeveloped acreage and royalty interests in Texas, Colorado and Illinois. The majority of its activities are centered in the Permian Basin of West Texas. Midland Resources Operating Company Inc. ("MRO"), a wholly owned subsidiary, is in the business of oil and gas property operations. Summit Petroleum Corporation ("Summit") is a wholly owned subsidiary engaged in oil and gas acquisition, exploration, development and production.


PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated balance sheets include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiaries as of March 31, 1998, the results of their operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three month periods then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

                            MIDLAND RESOURCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE

     Earnings (loss) per share for the three month periods ended March 31, 1997 and 1998 is computed as follows:

                                                                         Three Months ended
                                                                              March 31,
                                                                     --------------------------
                                                                         1997           1998
                                                                     ----------     -----------
     Net income (loss)                                               $  405,738     $ (213,048)
                                                                     ----------      ----------
                                                                     ----------      ----------

     Weighted average common and common equivalent shares:
          Common stock                                                4,406,031      4,463,499
          Stock options and warrants, net of shares assumed to be
           repurchased with proceeds from assumed exercise of
           options and warrants                                         187,194           -
                                                                     ----------      ----------

           Total for diluted computation                              4,593,225      4,463,499
                                                                     ----------      ----------
     Earnings (loss) per share
          Basic                                                      $     0.09      $    (0.05)
                                                                     ----------      ----------
          Diluted                                                    $     0.09      $    (0.05)
                                                                      ---------      ----------

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" which requires changes in the computation and reporting of earnings per share.
This pronouncement, which became effective December 15, 1997, provides for the presentation of basic earnings per share, computed without regard to options, warrants, and other stock equivalents, and diluted earnings per share, which gives effect to these potential dilutive common shares when they have a dilutive effect on earnings (loss) per share.

                           MIDLAND RESOURCES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis or Plan of Operation ("MD&A") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and acquisitions are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct.

PLAN OF OPERATION

     During 1996 and 1997 the Company's exploration efforts consumed most of its available resources. While the Company believes its exploratory efforts have identified possible future drilling opportunities, its ability to actively pursue these efforts as well as to actively exploit existing developed properties is dependent upon securing additional capital.

     Beginning in early 1997 the Company determined that it should explore strategic alternatives to raising capital through sales of equity. To assist the Company it engaged in an investment banking firm. During 1997 and continuing into 1998 the Company considered various alternative transactions, primarily consisting of the sale of all or substantially all of its assets, acquisitions of another smaller company, merging with a company of equal size and merging with a larger company. The company terminated its contract with its investment banking firm in December 1997.

     On April 9, 1998, the Company announced it was pursuing a merger transaction with Vista Resources, Inc. (Vista), a privately held oil and gas exploration and production company located in Midland, Texas. Consummation of any transaction pursuant to these negotiations depends upon the satisfaction or waiver of a number of conditions, including, without limitation, shareholder approval, execution of a definitive agreement and receipt of a fairness opinion. If a transaction with Vista is not consummated, the Company expects to restrict its operations, including future development, to a level that its current operations can support, and continue to seek a strategic transaction as well as consider the sale of equity.

     The Company's initial capitalization was through the acquisition of interests of the seven public oil and gas income limited partnerships in
exchange for common stock and warrants of the Company.   There were 2,264,522
shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period of November 1990 to November 2002. In October, 1995, the Company called for redemption of its $2.50 warrants. Holders received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised, resulting in net proceeds of approximately $1,831,000. As of March 31, 1998, 11,428 of the $4.00 warrants had been exercised.


CAPITAL RESOURCES AND LIQUIDITY

     In the first quarter of 1998, net cash provided by operations decreased from the same period in 1997 by $862,293, reflecting decreased oil and gas revenue, partially offset by decreased general and administrative expenses. Net cash from investing activities decreased from the first quarter of 1997 by $310,894. This was due to lesser proceeds from the sale of oil and gas properties collected in 1998 which was offset, in part, by lower capital expenditures in 1998. In the first quarter of 1998, cash payments for development of oil and gas properties totaled $468,994. During the same period in 1997, cash payments for capital expenditures totaled $1,222,345, which was comprised primarily of oil and gas drilling and development expenditures and an investment in an oil and gas limited partnership. Net cash used in financing activities decreased from 1997 by $1,168,425, due primarily to greater reductions in long-term debt in 1997.

     At March 31, 1998, the Company had negative working capital of approximately $45,000 compared to positive working capital of approximately $471,000 at December 31, 1997, for a net decrease of $516,000. This is due to (a) lower product prices in 1998 and (b), the funding of capital expenditures and major repairs from operations during the first quarter of 1998.

     Management believes current debt maturities can be funded from cash flow
from operations.   Management also believes that its credit facilities and
its cash flow from operations are adequate to meet its liquidity needs and, to the extent necessary, operational changes will be made. Any future drilling will depend on the Company's ability to raise additional capital through bank borrowings, private placements or merger transactions.

                          MIDLAND RESOURCES, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company has a revolving credit agreement with Compass Bank (Compass) which provides for a credit facility of $30 million and an initial borrowing base of $10,500,000. Amounts borrowed under this agreement are collateralized by a first lien on substantially all of the Company's oil and gas properties. Interest under this agreement is payable monthly at an annual rate which, at the Company's option, is equal to (a) the Compass prime lending rate (8.5% at December 31, 1997) or (b) the London Interbank Offered Rate, plus 2.5%. In addition , a commitment fee equal to 1/2% per annum on the unused portion of the borrowing base is required. The borrowing base is reduced at the rate of $120,000 per month beginning February 1, 1998 and is subject to redetermination on each May 1st and November 1st. This agreement also requires that the Company maintain certain financial ratios and generally restricts the Company's ability to incur debt, sell assets, materially change the nature of the Company's business structure or pay dividends. As of March 31, 1998, the balance due under this facility was $9,200,000 and the borrowing base was $10,170,000. As of May 14, 1998, the balance due under this agreement was $9,700,000. Management anticipates that upon redetermination effective May 1, 1998, low oil prices will cause further reductions in the borrowing base.

     The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of March 31, 1998, the company was receiving $13.67 per bbl as compared to $16.52 at January 1, 1998 and $19.52 at March 31, 1997. Fluctuations in price have a significant impact on the Company's financial condition and liquidity.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net income decreased from a net income of $405,738 for the three months ended March 31, 1997, to a net loss of $213,048 for the same period in 1998, a decrease of $618,786. Individual categories of income and expense are discussed below.

     Oil and gas sales decreased from $1,828,255 in the first quarter of 1997 to $1,155,062 in the same period of 1998. This decrease of $673,193 or 37% resulted from decreased oil and gas prices, and, to a lesser extent, to decreased gas production. Oil and gas production quantities were 47,791 bbls and 218,886 mcf for the first quarter of 1998 and 47,425 bbls and 251,073 mcf in 1997, an increase of 366 bbls and an decrease of 32,187 mcf, or 13%. Average gas prices decreased from $3.01 per mcf in 1997 to $2.12 per mcf in 1998, while average oil prices decreased from $22.64 per bbl in 1997 to $14.46 per bbl in 1998.

     Production costs decreased from $737,489 in the first quarter of 1997 to $730,463 for the same period of 1998, a decrease of $7,026 or 1%. Major repairs and workovers conducted in 1998 and normal operating costs on wells drilled in 1997 were offset by reductions due to the sale of properties in 1997.

     In the first quarter of 1997, the Company realized gains on the sales of oil and gas properties and equipment of $351,079. There were no sales of properties in the first quarter of 1998. The 1997 gain includes $349,079 from the sale of the Company's interest in the Redfish Bay properties.

     General and administrative expenses (G&A) were $232,015 in the first quarter of 1998, a decrease of $101,834 from the first quarter of 1997. This is due primarily to cost reduction measures implemented in the later part of 1997.

     In the first quarter of 1998, the Company incurred abandonment costs of $34,086. There was no similar item in the first quarter of 1997.

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

          b.   Reports on Form 8-K - None.

                                 SIGNATURES



     In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   MIDLAND RESOURCES, INC.
                                   (Registrant)





Date: May 14, 1998                 By:  /s/ Robert R. Donnelly
                                       --------------------------------
                                        Robert R. Donnelly, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.





Date:  May 14, 1998                By:  /s/ Howard E. Ehler
                                       --------------------------------
                                        Howard E. Ehler, Chief Financial Officer