Form 10QSB
period 1998-06-30
MIDLAND RESOURCES INC /TX/
filed 1998-08-13
CIK 868424

                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549

                          FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

                 Commission file number 0-18836

                    MIDLAND RESOURCES, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Texas                               75-2286814
(STATE OR OTHER JURISDICTION                 (IRS EMPLOYER
     OF INCORPORATION)                    IDENTIFICATION NUMBER)



                 550 West Texas Ave., Ste. 700
                      Midland, Texas 79701
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                         (915) 570-5045
                  (ISSUER'S TELEPHONE NUMBER)

         616 F.M 1960 West, Ste. 600, Houston, Texas 77090
                        (FORMER ADDRESS)

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

     Common Stock, $.001 par value: 4,467,699 shares outstanding at June 30,
1998

                    MIDLAND RESOURCES, INC.


                       Table of Contents

                                                             Page
                                                             ----
PART I.  FINANCIAL INFORMATION


    Consolidated Balance Sheets as of June 30, 1998
    (Unaudited) and December 31, 1997                         3

    Unaudited Consolidated Statements of Operations
    for the three and six month periods ended
    June 30, 1998 and June 30, 1997                           5

    Unaudited Consolidated Statements of Cash Flows
    for the three and six month periods ended
    June 30, 1998 and June 30, 1997                           7

    Note to Unaudited Financial Statements                    9

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      10


PART II.  OTHER INFORMATION                                  14


SIGNATURES                                                   15

PART I - FINANCIAL INFORMATION

            MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1998           1997
                                                     ------------   ------------
                                                       Unaudited
ASSETS

Current assets:
 Cash                                                $     56,673   $    150,890
 Accounts receivable:
  Oil and gas sales                                       417,062        670,093
  Related parties                                               -         60,822
  Sales of properties                                           -        563,757
  Property operations and other                           271,234        296,052
 Property and equipment held for sale                           -        200,000
 Reimbursable merger costs and other                      356,616         57,531
 Deferred tax asset                                        37,000         37,000
                                                     ------------   ------------
  Total current assets                                  1,138,585      2,036,145


Property and equipment, at cost, partially pledged:
 Oil and gas properties and equipment,
  using successful efforts method                      29,147,170     28,623,500
 Transportation equipment                                 198,810        215,749
 Computer equipment and software                          244,996        244,138
 Office furniture and equipment                            98,019         96,732
 Land, building and leasehold improvements                 15,347         15,347
 Wells in progress                                         82,933         15,233
 Less accumulated depreciation, depletion
  and amortization                                    (16,613,114)   (15,975,838)
                                                     ------------   ------------
  Property and equipment, net                          13,174,161     13,234,861

Other assets:
 Deferred tax asset                                     1,302,684      1,011,193
 Goodwill, net of amortization                            707,240        720,584
 Contracts and leases, net of amortization                188,422        199,116
 Note receivable                                          294,387        302,490
 Other                                                    101,553        116,094
                                                     ------------   ------------
Total assets                                         $ 16,907,032   $ 17,620,483
                                                     ------------   ------------
                                                     ------------   ------------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

            MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                                                       June 30,      December 31,
                                                         1998            1997
                                                      -----------    ------------
                                                      Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                    $   900,000    $   583,481
 Accounts payable and accrued expenses                    726,529        981,202
                                                      -----------    -----------
  Total current liabilities                             1,626,529      1,564,683


Long-term debt                                          8,856,319      9,115,370
Payable for the purchase of subsidiary                    205,554        221,404
                                                      -----------    -----------
  Total liabilities                                    10,688,402     10,901,457

Stockholders' equity:
 Preferred stock, par value $0.01 per share;
  20,000,000 shares authorized; none issued                     -              -
 Common stock, par value $0.001 per share;
  80,000,000 shares authorized; 4,467,699
  shares issued at June 30, 1998, and
  4,463,499 shares at December 31, 1997                     4,468          4,463
 Additional paid in capital                             8,497,772      8,487,801
 Unearned compensation                                   (109,119)      (164,516)
 Retained earnings (deficit)                           (2,174,491)    (1,608,722)
                                                      -----------    -----------
  Total stockholders' equity                            6,218,630      6,719,026
                                                      -----------    -----------
Total liabilities and stockholders' equity            $16,907,032    $17,620,483
                                                      -----------    -----------
                                                      -----------    -----------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended June 30,
                                                      ---------------------------
                                                          1998           1997
                                                       ----------     ----------
                                                        Unaudited      Unaudited
Operating revenue:
 Oil and gas sales                                     $1,027,332     $1,518,560
 Property operator fees                                    25,135         24,071
 Partnership income                                             -         99,007
 Other                                                      6,552          5,850
                                                       ----------     ----------
  Total operating revenue                               1,059,019      1,647,488
                                                       ----------     ----------
Operating costs and expenses:
 Oil and gas production                                   686,261        712,040
 Exploration costs, including exploratory dry holes         1,583        351,729
 Impairment losses                                              -        356,000
 Abandonments                                               5,722          -
 Depreciation, depletion and amortization                 362,396        319,452
 General and administrative                               342,822        483,334
                                                       ----------     ----------
  Total operating costs and expenses                    1,398,784      2,222,555
                                                       ----------     ----------
                                                         (339,765)      (575,067)
Other income and (expenses):
 Gain on sale of property and equipment                    10,048         25,426
 Interest and other income                                  6,741          8,199
 Interest expense                                        (211,488)      (198,195)
                                                       ----------     ----------
  Net other income and expenses                          (194,699)      (164,570)
                                                       ----------     ----------
Loss before income taxes                                 (534,464)      (739,637)

Deferred federal income tax benefit                      (181,743)      (251,416)
                                                       ----------     ----------
Net loss                                               $ (352,721)    $ (488,221)
                                                       ----------     ----------
                                                       ----------     ----------
Net loss per share:
 Basic                                                 $    (0.08)    $    (0.11)
                                                       ----------     ----------
                                                       ----------     ----------
 Diluted                                               $    (0.08)    $    (0.11)
                                                       ----------     ----------
                                                       ----------     ----------
Weighted average shares outstanding                     4,466,299      4,426,658
                                                       ----------     ----------
                                                       ----------     ----------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

            MIDLAND RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Six months ended June 30,
                                                       ---------------------------
                                                           1998           1997
                                                        ---------      ---------
                                                        Unaudited      Unaudited
Operating revenue:
 Oil and gas sales                                     $2,182,394     $3,346,815
 Property operator fees                                    51,855         51,150
 Partnership income                                             -         99,007
 Other                                                     15,497          8,655
                                                       ----------     ----------
  Total operating revenue                               2,249,746      3,505,627

Operating costs and expenses:
 Oil and gas production                                 1,416,724      1,449,529
 Exploration costs, including exploratory dry holes         4,709        360,284
 Abandonments                                              39,808              -
 Impairment losses                                              -        356,000
 Depreciation, depletion and amortization                 678,255        634,233
 General and administrative                               574,837        817,183
                                                       ----------     ----------
  Total operating costs and expenses                    2,714,333      3,617,229
                                                       ----------     ----------
                                                         (464,587)      (111,602)

Other income and (expenses):
 Gain on sale of property and equipment                    10,048        376,505
 Interest and other income                                 14,038         18,155
 Interest expense                                        (416,759)      (410,832)
                                                       ----------     ----------
  Net other income and expenses                          (392,673)       (16,172)
                                                       ----------     ----------
Loss before income taxes                                 (857,260)      (127,774)

Deferred federal income tax benefit                      (291,491)       (45,291)
                                                       ----------     ----------
Net loss                                               $ (565,769)    $  (82,483)
                                                       ----------     ----------
                                                       ----------     ----------
Net loss per share:
 Basic                                                 $    (0.13)    $    (0.02)
                                                       ----------     ----------
                                                       ----------     ----------
 Diluted                                               $    (0.13)    $    (0.02)
                                                       ----------     ----------
                                                       ----------     ----------
Weighted average shares outstanding                     4,464,822      4,416,345
                                                       ----------     ----------
                                                       ----------     ----------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

            MIDLAND RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three months ended June 30,
                                                      ---------------------------
                                                          1998          1997
                                                        ---------    -----------
                                                        Unaudited     Unaudited
Cash flows from operating activities:
 Net loss                                               $(352,721)   $  (488,221)
 Deferred federal income tax benefit                     (181,743)      (251,416)
 Depreciation, depletion and amortization                 362,396        319,452
 Impairment losses                                              -        356,000
 Gain on sale of property and equipment                   (10,048)       (23,575)
 Non-cash stock based compensation                         27,699         73,969
 Decrease in accounts receivable                          314,556         26,101
 Increase in accounts payable                            (616,772)        98,816
 Increase (decrease) in other current assets               10,607         76,600
 Other                                                     15,665         12,764
                                                        ---------    -----------
 Net cash provided (used) by operating activities        (430,361)       200,490
                                                        ---------    -----------
Cash flows from investing activities:
 Proceeds from sales of property and equipment            239,048         23,575
 Additions to property and equipment                     (153,521)      (244,976)
 Summit stock tenders                                      (8,085)        (7,767)
 Business acquisition costs and other                    (241,238)             -
 Investment in limited partnership                              -       (963,619)
                                                        ---------    -----------
 Net cash used in investing activities                   (163,796)    (1,192,787)
                                                        ---------    -----------
Cash flows from financing activities:
 Exercise of warrants and options                           9,975         82,114
 Collection on note receivable                              3,778          3,489
 Long-term borrowings                                     520,000        650,000
 Principal payments on long-term debt                      (4,869)        (5,421)
 Drilling advances                                              -        457,121
 Reduction in drilling advances                                 -       (457,121)
                                                        ---------    -----------
 Net cash provided by financing activities                528,884        730,182
                                                        ---------    -----------
Net decrease in cash                                      (65,273)      (262,115)
Cash, beginning of the period                             121,946        342,495
                                                        ---------    -----------
Cash, end of period                                     $  56,673    $    80,380
                                                        ---------    -----------
                                                        ---------    -----------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

            MIDLAND RESOURCES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six months ended June 30,
                                                       -------------------------
                                                          1998           1997
                                                        ---------     ---------
                                                        Unaudited     Unaudited
Cash flows from operating activities:
 Net loss                                               $(565,769)  $   (82,483)
 Deferred federal income tax benefit                     (291,491)      (45,291)
 Depreciation, depletion and amortization                 678,255       634,233
 Impairment losses                                              -       356,000
 Gain on sale of property and equipment                   (10,048)     (374,654)
 Non-cash stock based compensation                         55,398       117,047
 Decrease in accounts receivable                          338,671       111,302
 Increase (decrease) in accounts payable                 (254,673)      711,451
(Increase) decrease in other current assets                (2,753)       20,277
 Other                                                     27,922        20,774
                                                        ---------   -----------
 Net cash provided (used) by operating activities         (24,488)    1,468,656
                                                        ---------   -----------
Cash flows from investing activities:
 Proceeds from sales of property and equipment            802,805     1,672,982
 Additions to property and equipment                     (622,515)   (1,225,268)
 Summit stock tenders                                     (15,850)     (104,792)
 Business acquisition cost and other                     (309,093)            -
 Investment in limited partnership                              -    (1,566,151)
 Cost reimbursement from limited partnership                    -       360,479
                                                        ---------   -----------
 Net cash used in investing activities                   (144,653)     (862,750)
                                                        ---------   -----------
Cash flows from financing activities:
 Exercise of warrants and options                           9,975       114,927
 Collection on note receivable                              7,481         6,909
 Long-term borrowings                                     720,000     1,056,250
 Principal payments on long-term debt                    (662,532)   (1,677,035)
 Drilling advances                                              -       457,121
 Reduction in drilling advances                                 -      (850,375)
                                                        ---------   -----------
 Net cash provided by (used in) financing activities       74,924      (892,203)
                                                        ---------   -----------
Net decrease in cash                                      (94,217)     (286,297)
Cash, beginning of the period                             150,890       366,677
                                                        ---------   -----------
Cash, end of period                                     $  56,673   $    80,380
                                                        ---------   -----------
                                                        ---------   -----------

                     THE ACCOMPANYING NOTE IS AN INTEGRAL PART
                     OF THE CONSOLIDATED FINANCIAL STATEMENTS.

            MIDLAND RESOURCES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     Midland Resources, Inc. ("Company") was organized in 1990 with the issuance of common stock and warrants in exchange for oil and gas partnership interests. The Company and its wholly owned subsidiaries are headquartered in Midland, Texas. The Company is involved in the acquisition, exploration, development and production of oil and gas and owns producing properties and undeveloped acreage in Texas, Colorado and Illinois. The majority of its activities are centered in the Permian Basin of West Texas. Midland Resources Operating Company, Inc. ("MRO"), a wholly owned subsidiary, is in the business of oil and gas property operations. Summit Petroleum Corporation ("Summit") is a wholly owned subsidiary engaged in oil and gas acquisition, exploration, development and production.

PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated balance sheets include the accounts of the
Company and its wholly owned subsidiaries.   All significant inter-company
accounts and transactions have been eliminated in consolidation.

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its wholly owned subsidiaries as of June 30, 1998, the results of operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for a full year. The accounting policies followed by the Company are set forth in more detail in Note A of the "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

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

                   MIDLAND RESOURCES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA") contains "forward-looking statements" within the meaning of
Section 27-A of the Securities Act of 1933, as amended (the Securities Act"), and Section 218 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in MD&A, including statements regarding the Company's operating strategy, plans, objectives and beliefs of management for future operations, planned capital expenditures and acquisitions are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such assumptions will prove to be correct.

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

  On April 9, 1998, the Company announced it was pursuing a merger transaction with Vista Resources Partners, L.P. (Vista), a privately held oil and gas exploration and production company located in Midland, Texas. On May 22, 1998, the Company entered into an agreement and plan of merger with Vista which provides for a business combination to be consummated, subject to stockholder approval. If the transaction with Vista is not consummated, the Company expects to restrict its operations, including future development, to a level that its current operations can support, and continue to seek a strategic transaction as well as consider the sale of equity.

CAPITAL RESOURCES AND LIQUIDITY

The Company's initial capitalization was through the acquisition of interests of the seven public oil and gas income limited partnerships in exchange for common stock and warrants of the Company. There were 2,265,522 shares of common stock issued and, for each share of common stock issued, two warrants were issued entitling the holder to purchase one share of common stock at $2.50 and one share at $4.00 during the period of November 1990 to November 2002. In October, 1995, the Company called for redemption its
$2.50 warrants. Holders received a redemption payment of $0.05 per warrant for aggregate payments of $63,373, which was charged to additional paid in capital. 997,009 of the $2.50 warrants were exercised, resulting in net proceeds of approximately $1,831,000. As of June 30, 1998, 11,428 of the $4.00 warrants had been exercised.

Historically, the Company's sources of liquidity have been from both bank debt financing and operations. However, low product prices in recent months, coupled with the costs of the Company's exploration program in 1996 and 1997 have had severe adverse effects on the Company's liquidity. The Company presently has no readily available sources of additional capital resources and no commitments for capital expenditures, and intends to incur only those costs required to maintain necessary business operations and production from its properties.

In the first half of 1998, cash flow was a negative $94,217. Cash flows from operations was a negative $24,488 which includes the positive effects of a decrease in accounts receivable of $338,671 and the negative effects of a net decrease in accounts payable of $254,673. Lower oil prices have had a significant adverse impact on operating cash flows. Investing activities required the use of $144,653 in cash due primarily to merger costs of $296,332 in connection with the proposed Vista transaction discussed above, partially offset by proceeds from sales of properties in excess of capital additions. Financing activities resulted in a net increase in cash of $74,924 due primarily to bank borrowings of $720,000 which were used to fund capital expenditures and merger costs. Repayments of bank debt of $651,615 were funded primarily from the proceeds of a December, 1997 property sale.

At June 30, 1998, the Company had negative working capital of approximately $488,000 compared to positive working capital of approximately $471,000 at December 31, 1997, for a net decrease of $959,000. This is due primarily to the adverse impact on revenue of lower oil prices during the first half of 1998, and an increase in current debt maturities under the Company's revolving credit agreement with its bank resulting from a reduction in borrowing base which was also due to current low oil prices.

The Company has a revolving credit agreement with Compass Bank (Bank) which provides for a credit facility of $30,000,000 and an initial borrowing base of $10,500,000. Effective June 1, 1998, the borrowing base was reduced to $9,800,000 with scheduled monthly reductions of $80,000 per month beginning August 1, 1998. The borrowing base is subject to redetermination in November and May of each year. Amounts borrowed under this agreement are collateralized by a first lien on substantially all of the Company's oil and gas properties. Interest under this agreement is payable monthly at an annual rate which, at the Company's option, is equal to (a) the Bank's index lending rate (8.5% at June 30, 1998), or (b) the London Interbank Offered Rate (LIBOR), plus 2.5%. In addition, a commitment fee equal to 1/2% per annum on the unused portion of the borrowing base is required. This agreement also requires that the Company maintain certain financial ratios and generally restricts the Company's ability to incur debt, sell assets, materially change the nature of the Company's business structure or pay dividends. As of June 30, 1998, the balance due under this agreement was $9,720,000 and at August 13, 1998 was $9,640,000.

The prices of crude oil have fluctuated significantly in recent years as well as in recent months. As of June 30, 1997, the Company was receiving $18.60 per bbl as compared to $25.00 at January 1, 1997. At June 30, 1998 the Company was receiving approximately $12.00 per bbl as compared to $16.52 at January 1, 1998. Fluctuations in price have a significant impact on the Company's financial condition and liquidity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Net loss decreased from a loss of $488,221 for the three months ended June 30, 1997, to a net loss of $352,721 for the same period in 1998, a decrease of $135,500. Individual categories of income and expense are discussed below.

Oil and gas sales decreased from $1,518,560 in the second quarter of 1997 to $1,027,332 in the same period of 1998. This decrease of $491,228 or 32% resulted from decreased oil and gas prices and decreased gas production. Oil and gas production quantities were 46,923 bbls and 216,636 mcf for the second quarter of 1998 and 47,366 bbls and 264,909 mcf in 1997, a decrease of 443 bbls or 1% and a decrease of 48,273 mcf, or 18%. Average gas prices decreased from $2.25 per mcf in 1997 to $1.91 per mcf in 1998, while average oil prices decreased from $19.38 per bbl in 1997 to $13.10 per bbl in 1998.

In the second quarter of 1997, the Company's share of net income from a limited partnership was $99,007, including $115,875 oil revenue from 6,195 bbls of production. There was no similar item in 1998.

Production costs decreased from $712,040 in the second quarter of 1997 to $686,261 for the same period of 1998, a decrease of $25,779, or 4%. This decrease was attributable to cost reduction measures as well as to the sale in December 1997 of operated properties in Colorado and other non-operated property interests.

In the second quarter of 1997, the Company incurred exploratory dry hole costs of $332,194. There was no similar item in the second quarter of 1998.

General and administrative expenses ("G&A") were $342,822 in the second quarter of 1998 and $483,334 in the second quarter of 1997, a decrease of $140,512, or 29%. This was due primarily to continued cost curtailment measures which began in the fourth quarter of 1997.

Depreciation, depletion and amortization ("DD&A") based on production and other methods increased from $319,452 in the second quarter of 1997 to $362,396 in the same period of 1998, an increase of $42,944 or 12%, due primarily to lower reserve estimates on most properties. Lower product prices had a significant adverse impact on the determination of reserve quantity estimates.

In the second quarter of 1997, the Company provided for property impairment losses of $356,000 on two of its wells. There was no similar item in the second quarter of 1998.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net loss increased from $82,483 in the first half of 1997 to $565,769 in the first half of 1998. Individual categories of income and expenses are discussed below.

Oil and gas sales decreased from $3,346,815 in the first six months of 1997 to $2,182,394 in the same period of 1998. This decrease of $1,164,421 or 35% resulted from decreased oil and gas prices and gas production. Oil and gas production quantities were 94,791 bbls and 515,982 mcf in 1997 and 94,714 bbls and 435,522 mcf in 1998, a decrease of 77 bbls and a decrease of 80,460 mcf or 16 %. Average gas prices decreased from $2.62 per mcf in 1997 to $2.01 per mcf in 1998, while average oil prices decreased from $20.91 per bbl in 1997 to $13.78 per bbl in 1998.

In the first six months of 1997, the Company's share of net income from an oil and gas limited partnership was $99,007 which included oil revenue of $115,875 from 6,195 bbls of production. There was no similar item in 1998.

Production costs decreased from $1,449,529 in the first six months of 1997 to $1,416,724 for the same period of 1998, an decrease of $32,805 or 2%.

In the first half of 1997, exploration costs were $360,284, which included $332,194 in exploratory dry hole costs. In the first half of 1998, exploration costs were $4,709.

G&A decreased from $817,183 in the first six months of 1997 to $574,837 in the same period of 1998, a decrease of $242,346 or 42%. These totals included non-cash stock based compensation charges of $117,047 in 1997 and $55,398 in 1998. Other reductions resulted from cost curtailment measures instituted in the fourth quarter of 1997.

DD&A based on production and other methods increased from $634,233 in the first six months of 1997 to $678,255 in the same period of 1998, an increase of $44,022 or 7%, due primarily to lower reserve quantity estimates.

At June 30, 1997, the Company provided for impairment losses on its oil and gas properties of $356,000. There was no similar item in 1998.

In the first half of 1997, the Company reported gains from sales of property of $376,505 of which $349,079 was from the sale of the Redfish Bay property in February of 1997. The gain from asset sales in the first half of 1998 was $10,048.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

            None.

Item 2.  CHANGES IN SECURITIES

            None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 5.  OTHER INFORMATION

The Company entered into an Agreement and Plan of Merger dated May 22, 1998, as it may be amended, supplemented or modified from time to time (the "Merger Agreement") with Vista Resources Partners, L.P., a Texas limited partnership, Vista Resources, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Vista Partnership ("Vista"), and Midland Merger Co., a Texas corporation and direct wholly owned subsidiary of Vista ("Merger Sub"), pursuant to which Merger Sub will be merged into the Company. Consummation of this merger is subject to approval of the Company's stockholders.

Concurrent with the execution of this Merger Agreement, the Company and its former president, Deas H. Warley III, entered into an agreement in settlement of Mr. Warley's employment contract. This agreement generally provides that
(i) from March 27, 1998, through either the consummation or termination of the Merger Agreement, the Company will pay Mr. Warley the sum of $11,390 per month;
(ii) on the effective date of the merger, the Company will pay Mr. Warley the sum of $1,300,000 (reduced by a payment of $100,000 to Marilyn D. Wade), payable in monthly installments of $20,000 per month over 60 months, provided that, after one year, either the Company or Mr. Warley may elect to have such amount paid as a lump sum (using a discount factor of 6%); (iii) Mr. Warley's stock options for 15,000 shares shall expire on the 120th day following the effective date of the merger; (iv) Mr. Warley agrees to support the merger and take or refrain from taking actions as contemplated by the Merger Agreement; and (v) the Company and Mr. Warley mutually release one another from all claims.

Effective June 1, 1998, the Company's wholly owned operating subsidiary, Midland Resources Operating Co., Inc., and Vista entered into a Contract Operating Agreement which generally provides that Vista will provide various contract operating services for the Company with respect to its oil and gas properties, including engineering, geological, land, legal and other property operating services, at a rate of $400 per day. This agreement is in effect through October 31, 1998 and on month-to-month basis thereafter unless terminated by either party. General and administrative services are also furnished at agreed upon rates.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a:  Exhibits:

                  2.1 Agreement and Plan of Merger, dated May 22, 1998, between Midland Resources, Inc. and Vista Resources
                        Partners, L.P.

                 10.1 Contract Operating Agreement, effective June 1, 1998 between Vista Resources, Inc. and Midland Resources
                        Operating Company, Inc.

                 10.2 Warley Settlement Agreement dated May 22, 1998, between Midland Resources, Inc. and Deas H. Warley III.

                 27     Article 5 Financial Data Schedule for second quarter
                        10-QSB (only filed electronically)

          b:  None

                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                   MIDLAND RESOURCES, INC.
                                   (Registrant)






Date: August 13, 1998            By:  /s/ Robert R. Donnelly
                                      ----------------------------------------
                                      Robert R. Donnelly, President


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.






Date: August 13, 1998            By:  /s/ Howard E. Ehler
                                      ----------------------------------------
                                      Howard E. Ehler, Chief Financial Officer